Form 10-Q
period 2005-06-30
Coley Pharmaceutical Group, Inc.
filed 2005-09-16
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51472

COLEY PHARMACEUTICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1506689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

93 WORCESTER STREET, SUITE 101

WELLESLEY, MA 02481

(Address of principal executive offices, including zip code)

(781) 431-9000

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 15, 2005, there were 25,801,641 shares of the Registrant’s Common Stock issued and outstanding.

Coley Pharmaceutical Group, Inc.

Form 10-Q Index

For the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Coley Pharmaceutical Group, Inc.

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
(in thousands, except share and per share data)	Unaudited

Assets
Current assets
Cash and cash equivalents	$49,547	$13,190
Restricted cash	46	102
Marketable securities	—	10,013
Accounts receivable	2,054	1,264
Prepaid expenses and other current assets	2,708	1,376
Deferred royalty fees	2,017	203

Total current assets	56,372	26,148
Property and equipment, net	4,719	4,014
Acquired intangible assets, net	1,197	1,277
Restricted cash	338	392
Deferred royalty fees	7,217	2,785
Note receivable from employee	647	632
Other noncurrent assets	128	842

Total assets	$70,618	$36,090

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Deficit
Current liabilities
Accounts payable	$2,855	$2,335
Accrued expenses	7,201	7,690
Current portion of capital lease obligations	1,395	1,753
Deferred revenue	14,701	729

Total current liabilities	26,152	12,507
Deferred revenue	46,232	11,840
Note payable to German bank	2,683	2,970
Noncurrent portion of capital lease obligations	157	761

Total liabilities	75,224	28,078

Commitments and contingencies (Note 4)

Redeemable convertible preferred stock	147,199	145,631

Shareholders’ equity (deficit)
Common stock, $0.01 par value, 50,000,000 and 125,000,000 shares authorized as of June 30, 2005 and December 31, 2004; and 1,171,894 and 1,030,370 shares issued and outstanding as of June 30, 2005 and December 31, 2004	12	10
Additional paid-in capital	31,014	19,996
Note receivable from shareholder	(43)	(64)
Accumulated other comprehensive income (loss)	123	(1,003)
Deferred compensation	(12,362)	(6,562)
Accumulated deficit	(170,549)	(149,996)

Total shareholders’ (deficit)	(151,805)	(137,619)

Total liabilities, redeemable convertible preferred stock and shareholders’ deficit	$70,618	$36,090

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Revenue
Collaborative agreements	$2,542	$5,312	$2,837	$5,512
Government contracts and grants	1,160	2,012	2,655	3,724

Total revenue	3,702	7,324	5,492	9,236

Operating expenses
Research and development	8,668	10,369	19,432	20,279
General and administrative	2,640	1,987	6,190	4,040
Royalty expense	353	701	428	778

Total operating expenses	11,661	13,057	26,050	25,097

Loss from operations	(7,959)	(5,733)	(20,558)	(15,861)
Other income and expense
Interest income	279	45	383	123
Interest expense	(139)	(190)	(278)	(366)
Foreign currency gain (loss)	(56)	(100)	(57)	(195)
Other income (expense), net	(20)	3	(44)	8

Total other income and expense	64	(242)	4	(430)

Net loss	(7,895)	(5,975)	(20,554)	(16,291)
Accretion of redeemable convertible preferred stock	(826)	(782)	(1,633)	(1,553)

Net loss attributable to common shareholders	$(8,721)	$(6,757)	$(22,187)	$(17,844)

Comprehensive loss
Net loss	$(7,895)	$(5,975)	$(20,554)	$(16,291)
Other comprehensive income (loss):
Foreign currency translation adjustments	(236)	32	1,127	10

Comprehensive loss	$(8,131)	$(5,943)	$(19,427)	$(16,281)

Net loss per share attributable to common shareholders
Basic and diluted net loss per share attributable to common shareholders	$(7.98)	$(6.82)	$(20.74)	$(18.02)

Weighted average shares used to compute basic and diluted loss per share attributable to common shareholders	1,093	991	1,070	990

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
(in thousands)
Cash flows from operating activities
Net loss	$(20,554)	$(16,291)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	799	959
Amortization of acquired intangible assets	80	80
Noncash stock compensation expense	6,624	1,557
Changes in operating assets and liabilities:
Accounts receivable	(753)	354
Prepaid expenses and other assets	(751)	(279)
Deferred royalty expense	(6,246)	102
Accounts payable	580	594
Accrued expenses and other liabilities	(331)	1,285
Deferred revenue	48,364	(365)

Net cash provided by (used in) operating activities	27,812	(12,004)

Cash flows from investing activities
Purchases of marketable securities	(21,000)	(27,000)
Sales of marketable securities	31,013	41,000
Purchases of property and equipment	(177)	(225)

Net cash provided by investing activities	9,836	13,775

Cash flows from financing activities
Principal payments of capital lease obligations	(898)	(1,150)
Repayments of long-term debt	—	(2,400)
Release (deposits) of restricted cash	102	(358)
Proceeds from issuance of common stock	165	19
Proceeds on repayment of shareholder note	21	16

Net cash used in financing activities	(610)	(3,873)

Exchange rate effect on cash and cash equivalents	(681)	(88)

Net (decrease) increase in cash and cash equivalents	36,357	(2,190)
Cash and cash equivalents, beginning of period	13,190	13,971

Cash and cash equivalents, end of period	$49,547	$11,781

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Nature of the Business, Basis of Presentation and Significant Accounting Policy

Nature of the Business

Coley Pharmaceutical Group, Inc. (the “Company”) is a biopharmaceutical company focused on discovering and developing TLR Therapeutics™, a novel class of drug candidates for cancers, infectious diseases and respiratory disorders. The Company currently has four drugs in clinical trials, either independently or with collaborators.

On August 9, 2005, the Company completed an initial public offering of its stock. The offering consisted of 6,900,000 shares of common stock at a price of $16.00 per share. Net proceeds from the offering after deducting underwriters fees and other expenses were approximately $100,987,000. Concurrent with the initial public offering, Pfizer Inc. (“Pfizer”) purchased 625,000 shares of common stock at $16.00 per share for $10,000,000 as part of its commitment under a stock purchase agreement with the Company.

On July 20, 2005 the Company effected a 1-for-4.58 reverse stock split of the issued and outstanding common stock. Common share and common share-equivalents have been restated to reflect this split for all periods presented.

Basis of Presentation

The accompanying consolidated financial statements of Coley Pharmaceutical Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2004 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-124176), which was declared effective by the SEC on August 9, 2005. The financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and June 30, 2004 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Deferred Royalty Fees

Royalty fees represent payments or accruals to in-licensed technology from third parties (“licensors”) where the Company generally obtains rights to develop and commercialize products covered by the licensed technology. These licensors are primarily the University of Iowa Research Foundation (“UIRF”) and the Ottawa Health Research Institute (“OHRI”).

Under these agreements, the Company has the right to sublicense the technology to third parties and is required to pay the licensor part of any sublicense fees the Company receives. Deferred royalty fees represent payments or accruals to licensors that have been deferred and will be recognized as expense as the Company recognizes the related revenue under its collaborative research and development agreements. Deferred royalty fees included on the consolidated balance sheet totaled approximately $9,234,202 and $2,988,056 at June 30, 2005 and December 31, 2004, respectively. The change in this balance between December 31, 2004 and June 30, 2005 is due primarily to $6,650,000 of royalties paid to the above universities on the $50,000,000 up-front license fee received from Pfizer upon entering into the collaboration with them in 2005 (see Note 5).

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Total royalty fee expense recognized in the consolidated statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expense:
Amortized	$353,063	$50,790	$428,454	$127,582
Immediately recognized	—	650,000	—	650,000

Total	$353,063	$700,790	$428,454	$777,582

In 2004, the Company immediately recognized $650,000 of expense related to a $5,000,000 milestone payment received from sanofi-aventis and immediately recognized as revenue.

2. Stock-Based Compensation Plans

The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”). The Company amortizes compensation expense related to employee stock options on a straight line basis over the applicable vesting period, generally four years.

The Company accounts for equity instruments issued to non-employees, including members of its Scientific Advisory Board, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Had compensation expense for the Company’s employee stock-based compensation plan been accounted for based on the fair value method of SFAS No. 123, the Company’s net loss attributable to common shareholders for the three and six months ended June 30, 2005 and 2004 would have been the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common shareholders, as reported	$(8,721,478)	$(6,756,926)	$(22,186,562)	$(17,844,690)
Add: stock-based employee compensation expense included in reported net loss	1,547,917	767,254	6,289,451	1,528,690
Deduct: stock-based employee compensation expense determined under the fair value method for all awards	(1,594,937)	(999,942)	(6,578,063)	(1,994,767)

Pro Forma net loss attributable to common shareholders	$(8,768,498)	$(6,989,614)	$(22,475,174)	$(18,310,767)

Net loss per share attributable to common shareholders (basic and diluted)
As reported	$(7.98)	$(6.82)	$(20.74)	$(18.02)

Pro Forma	$(8.02)	$(7.05)	$(21.01)	$(18.49)

Through April 20, 2005 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model minimum value method with the following assumptions used for grants during the quarters ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.14%	4.06%	4.14% – 4.5%	4.06%
Expected dividend yield	0%	0%	0%	0%
Expected option life	7 years	7 years	7 years	7 years
Expected stock price volatility	80%	NA	80%	NA

The effects of applying the provisions of SFAS No. 123 on net loss as stated above is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years. On April 20, 2005, the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission. The fair value calculation of employee stock options granted subsequent to that date include a volatility factor, which may significantly increase stock compensation expense in the future.

During the six months ended June 30, 2005, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation of $8,132,474 representing the difference between the exercise price and the estimated fair value for financial reporting purposes of the Company’s common stock on the date these stock options were granted. Deferred stock-based compensation expense is included as a reduction of shareholders’ equity and is being amortized over the vesting period of the individual award, generally four years.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The Company recorded amortization of deferred stock-based compensation related to stock options of approximately $1,712,507 and $789,445 for the three months ended June 30, 2005 and 2004, respectively, and $6,623,680 and $1,557,304 for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, stock compensation expense of $3,496,529 was recognized for fully vested stock options granted to employees. At June 30, 2005 and December 31, 2004, approximately $12,361,790 and $6,562,037, respectively, of deferred stock-based compensation expense related to stock options remained unamortized.

A summary of stock option activity under the Company’s 1997 Stock Option Plan for the period ended June 30, 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2004	2,183,811	$2.75
Granted	1,024,928	1.15
Canceled	(40,373)	2.64
Exercised	(141,522)	1.17

Options outstanding at June 30, 2005	3,026,844	$2.27

3. Net Loss Per Common Share

The company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. Diluted net loss per share is identical to basic net loss per share for all periods presented since common equivalent shares are excluded from the calculation as their effect is anti-dilutive.

The following table shows potentially dilutive common share equivalents outstanding which are not included in the historical calculations of net loss per common share as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options	2,870,205	1,729,651	2,870,205	1,729,651
Warrants	2,124,074	2,124,074	2,124,074	2,124,074
Preferred Stock	17,003,547	17,003,547	17,003,547	17,003,547

	21,997,826	20,857,272	21,997,826	20,857,272

4. Commitments and Contingencies

The Company has entered into a number of standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2005.

5. Significant Research and Development and Licensing Agreements

Pfizer

In March 2005, the Company entered into a series of agreements with Pfizer under which it has granted Pfizer development and worldwide marketing rights to ProMune™. Under the license agreement, the Company has received a $50,000,000 up-front license fee and may receive up to $455,000,000 in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, as well as royalties on any future product sales. The Company also entered into a stock purchase agreement with Pfizer pursuant to which Pfizer has agreed to purchase up to $10,000,000 of the Company’s common stock in a private placement concurrent with the Company’s initial public offering.

A primary focus of the agreements with Pfizer is the development and commercialization of ProMune for the treatment, control and prevention of multiple cancers, including the first-line treatment of advanced non-small cell lung cancer, or NSCLC. Pfizer will fund virtually all future development of ProMune including Phase III clinical trials for the first-line treatment of NSCLC and other major cancer indications. Pfizer has indicated its intent to initiate two pivotal Phase III clinical trials of ProMune in first-line NSCLC patients.

Pursuant to a separate sponsored research agreement, Pfizer will provide the Company with funding for the discovery and development of next-generation TLR9 agonists for cancer, which, if successful, would be licensed to Pfizer and could result in additional milestone payments and additional royalties to the Company.

The Company has the option to participate in the development and commercialization of ProMune to treat Cutaneous T-Cell Lymphoma, or CTCL. If the Company exercises this right, Pfizer will generally reimburse the Company for all of these Phase III clinical trial expenses, while Pfizer retains the primary responsibility for regulatory filings. The Company has the option to participate, at its expense, in the detailing of ProMune to dermatologists in the United States for CTCL. Pfizer will provide training to the Company’s dermatological sales force and compensate the Company for its detailing efforts following FDA approval.

Under the terms of the license agreement, the license extends until the later to occur of the expiration of the last of the licensed patents which covers the sale of ProMune or any next generation TLR9 agonist licensed by the Company to Pfizer and the emergence of generic competition for such products, in each case, as determined on a country-by-country basis. Currently, the latest to expire of the Company’s patents covering ProMune is scheduled to expire in 2014. The Company has patent applications pending which, if issued, may provide patent protection for ProMune through 2017.

Pfizer may terminate the collaboration relationship without cause upon not less than 120 days prior written notice. Either Pfizer or the Company may terminate the collaboration relationship upon the bankruptcy of the other party or the commitment by the other party of an uncured material default, as defined in the license agreement.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Upon a change of control of the Company, as defined in the license agreement, the agreement would remain in effect, although Pfizer would have the right to terminate certain provisions, including the Company’s rights to conduct Phase III clinical trials in CTCL and to detail ProMune to dermatologists.

In connection with the $50,000,000 upfront license payment, the Company will recognize this initial fee over 44 months, the expected period of our performance obligations. Accordingly, for the three and six months ended June 30, 2005, the Company recognized license revenue of $2,272,727. In addition, the Company recognized $26,304 of revenue related to the sponsored research agreement and an additional $25,568 related to the reimbursement of on-going clinical trial costs.

In the second quarter of 2005, the Company paid the University of Iowa Research Foundation (“UIRF”) $6,500,000 and the Ottawa Health Research Institute (“OHRI”) $150,000 for royalties related to the $50,000,000 received from Pfizer. At June 30, 2005, these amounts were included in deferred royalty fees and are being recognized as expense over 44 months to match the recognition of the $50,000,000 up front payment. For the three and six months ended June 30, 2005, the Company recognized amortized royalty expense of $302,272 related to the $50,000,000 up-front license payment from Pfizer.

Under the patent policy of the University of Iowa, Dr. Krieg, the Company’s scientific co-founder and Chief Scientific Officer, will receive approximately $870,000 of the payment the Company has made to UIRF in royalties related to the $50,000,000 the Company received from Pfizer under its license agreement.

sanofi-aventis

The Company has granted sanofi-aventis a worldwide, exclusive license for TLR Therapeutics for the treatment of asthma, allergic rhinitis and chronic obstructive pulmonary disease. This collaboration also included a drug discovery program to screen and evaluate TLR Therapeutic product candidates for the indications above.

The Company is entitled to receive payments upon the achievement of certain regulatory and commercial milestones by sanofi-aventis, as well as royalties based on net product sales from the selected TLR Therapeutic product candidates that the Company designed specifically for them.

In 2004, the Company completed its efforts, which began in 2001, under the drug discovery program. Sanofi-aventis selected two candidates from this program for further clinical development. Sanofi-aventis holds all rights in these product candidates.

During the period covered by these consolidated financial statements, the Company has received payments totaling approximately $5,092,329 from sanofi-aventis including:

•	$5,000,000 received in 2004 upon the achievement of clinical milestones (this amount was recognized as collaborative research and development revenue upon receipt);

•	$92,329 received in 2004 for reimbursed research and development expenditures.

Sanofi-aventis may terminate the collaboration relationship upon 120 days written notice to us due to material, scientific, regulatory, legal, medical or commercial considerations that make it commercially unreasonable for sanofi-aventis to develop or commercialize the products. In addition, sanofi-aventis may terminate the collaboration relationship without cause upon 180 days written notice to the Company; however, sanofi-aventis is required to pay any milestone payments that occur within such 180-day period. Either sanofi-aventis or the Company may terminate the collaboration relationship under customary terms included in the

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

agreement, including if the other party commits an uncured material default, as defined in the license agreement, or if the other party is unable to obtain a third party license on commercially reasonable terms. This license extends until the later to occur of the expiration of the last of the licensed patents which covers the sale of the TLR Therapeutics licensed by the Company to sanofi-aventis (currently 2023) or ten years after the first commercial sale of a product covered by such patent rights.

Other Commercial Collaborations

GlaxoSmithKline: Pursuant to two agreements, the Company has licensed VaxImmune™ to GlaxoSmithKline to be used in the fields of certain cancer and infectious disease vaccines. The Company has a co-exclusive license agreement with GlaxoSmithKline, pursuant to which the Company granted GlaxoSmithKline a license to develop and commercialize several prophylactic and therapeutic infectious disease vaccines, as well as a non-exclusive agreement to develop and commercialize vaccines for three cancer indications. Under the terms of these agreements, the Company is entitled to receive up to $121 million in payments ($77 million for infectious disease vaccines and $44 million for cancer vaccines) representing up-front and various option payments, development and regulatory milestones and royalties based on any future product sales. The Company has received payments aggregating $19 million ($11 million for infectious disease vaccines and $8 million for cancer vaccines) related to upfront license fees, option fees and patent milestones. GlaxoSmithKline has initiated four clinical studies combining VaxImmune with their vaccines.

GlaxoSmithKline may terminate the collaboration relationship without cause upon 90 days written notice to the Company and upon payment of all accrued research and development funding and milestones. Either GlaxoSmithKline or the Company may terminate the collaboration relationship under customary terms included in the agreement, including if the other party commits an uncured material default, as defined in the license agreements.

The cancer vaccine license agreement extends until December 2021. The infectious disease vaccine license agreement extends until December 2018.

Because the Company’s license agreements grant GlaxoSmithKline rights to present and future know-how related to the Company’s TLR Therapeutic product candidates, the Company defers nonrefundable license fees and amortizes them and related expense over the lives of these agreements, estimated to be twenty years.

For the three and six months ended June 30, 2005 and 2004, the Company recognized amortized license fee revenue of $171,710, $165,460, $418,421, and $330,921, respectively.

Chiron Corporation: The Company has a non-exclusive worldwide license agreement with Chiron Corporation (“Chiron”) to incorporate VaxImmune into multiple vaccine candidates for use in certain prophylactic infectious disease fields. The agreement provides for payments upon achievement of development and regulatory milestones and royalties from sales of vaccine products developed. The agreement also grants rights to know-how related to VaxImmune.

Either Chiron or the Company may terminate the collaboration relationship upon customary terms included in the agreement, including upon an uncured material default by the other party, as defined in the license agreement. This license extends until 2017.

During the period covered by these consolidated financial statements, the Company did not receive any payments from Chiron. Included in the consolidated financial statements for the three months ended June 30, 2005 and 2004, are amortized license fees the Company recognized of $16,666. For the six months ended June 30, 2005 and 2004, the Company recognized amortized license fees of $33,333.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Government Contracts and Grants

U.S. Defense Advanced Research Projects Agency (DARPA), part of the Department of Defense: The Company has a $12,000,000 cost reimbursement contract, as amended, to support the development of enhanced vaccines against biowarfare agents, including anthrax, using its vaccine adjuvant, VaxImmune. This contract expired in August 2005. For the three and six months ended June 30, 2005 and 2004, the Company recognized revenues of $225,703, $1,170,940, $545,688, and $2,312,598, respectively.

U.S. National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH): The Company has a $6,250,000 grant with the NIAID to perform research and preclinical development in the area of pulmonary innate immune activation for biodefense. This grant extends through February 2006. The Company has recognized revenues under this grant of approximately $400,050, $776,158, $920,311, and $1,110,452 for the three and six months ended June 30, 2005 and 2004, respectively.

In 2004, the Company was awarded a $16,902,000, five-year contract to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bioterror agents. For the three months ended June 30, 2005 and 2004 the Company recognized revenues of approximately $534,764 and $56,500, respectively. For the six months ended June 30, 2005 and 2004, the Company recognized revenues of approximately $1,189,380 and $56,500, respectively, under this contract.

Funding of the above mentioned government contracts and grants beyond the U.S. government’s current fiscal year are subject to congressional appropriations.

Technology In-Licenses

Ottawa Health Research Institute: The Company has an exclusive worldwide license agreement with OHRI to develop and commercialize products using technology developed by OHRI in vaccines. In conjunction with an amendment to this license in 2001, the Company issued OHRI 8,734 shares of its common stock. The agreement requires royalty payments on the sale of products covered by the licensed technology. The Company has the right to grant sublicenses to third parties and is required to pay OHRI part of any sublicense revenue received.

The term of this license agreement extends until the later to occur of the expiration of the last to expire of the licensed patents which covers the sale of a product (currently 2023) or ten years after the first commercial sale of a product covered by the licensed patents. Either OHRI or the Company may terminate the license agreement for an uncured material breach of the agreement.

The Company’s potential royalties payable to OHRI on sublicenses the Company has made to Pfizer, sanofi-aventis, GlaxoSmithKline and others total $17,100,000 related to potential milestone payments under these sublicenses, excluding royalties on future product sales.

University of Iowa Research Foundation: The Company has an exclusive worldwide license agreement with UIRF to develop and commercialize products covered by certain technology patented by UIRF. This technology was developed by the Company’s scientific co-founder, while he was at the University of Iowa, among others. The agreement requires minimum annual license maintenance fees of $150,000 beginning in 2003. The Company is obligated to pay UIRF royalty payments on net sales of its products incorporating the licensed technology. The Company has the right to grant sublicenses to third parties and is required to pay UIRF a royalty on any sublicense proceeds.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

UIRF agreed to the deferral of past due royalties (along with interest at five percent compounded annually) of $2,685,121 and $2,606,980 as of June 30, 2005 and December 31, 2004, respectively. UIRF has the right to request payment at any time. UIRF also has the right to convert all or part of deferred payments into shares of the Company’s common stock based on a conversion price of $31.14 upon the consummation of an initial public offering. This conversion right will terminate on the later of:

i)	six months following the consummation of the Company’s initial public offering, or

ii)	six months following any lock-up agreement to which UIRF may be bound.

The liability has been recorded at the cash settlement amount. In August 2005, UIRF requested payment in full of the deferred royalty balance plus accrued interest.

The term of this license agreement extends until the expiration of the last of the licensed patents which covers the sale of a product (currently 2018). UIRF may terminate the license agreement if the Company is bankrupt or for an uncured material breach of the agreement. The Company’s license agreement requires it to pay annual license maintenance fees of $150,000 through the date of the last licensed patent to expire (as a result of pending patents, the Company is currently unable to determine the length of this period). The Company’s potential royalties payable to UIRF on sublicenses the Company has made to Pfizer, sanofi-aventis, GlaxoSmithKline and others total $105,400,000 related to potential milestones payments under these sublicenses, excluding royalties on future product sales.

6. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), which amends SFAS No. 123. The standard set forth in SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statements of operations based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will not be an acceptable alternative to recognition of expenses in the financial statements. The standard is effective for public companies for annual periods beginning after June 15, 2005. The Company expects the adoption of SFAS No. 123(R) will have a material impact on its results of operations and net loss per share. The Company is currently in the process of evaluating the extent of such impact.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and supersedes FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS No. 154 will have a significant impact on our results of operations.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

7. Subsequent Events

2005 Stock Plan

The Company’s 2005 Stock Plan was adopted by the compensation committee of the Company’s Board of Directors on June 30, 2005 and approved by the Company’s stockholders on July 15, 2005 and became effective on August 9, 2005. The Company’s 2005 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Reserved under this plan are 2,401,747 shares of the Company’s common stock plus the number of shares of common stock, if any, that are presently subject to awards under the Company’s 1997 Plan but which become unissued upon the cancellation, surrender or termination of such award for any reason whatsoever. Notwithstanding the foregoing, a maximum of 2,557,101 shares, subject to adjustment for stock splits and similar capital changes, may be issued as awards pursuant to the Company’s 2005 Stock Plan.

Concurrent with the successful completion of the Company’s initial public offering on August 9, 2005, the compensation committee approved the grant of 618,035 stock options to officers and employees under the 2005 Stock Plan at the offering price of $16.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a biopharmaceutical company focused on discovering and developing, by ourselves and with our collaborators, TLR Therapeutics, a novel class of drug candidates for cancers, infectious diseases and respiratory disorders. We began operations in 1998. We currently have four drug candidates in clinical trials, including our lead product candidate, ProMune for cancers, which is currently completing Phase II clinical trials, Actilon™ for infectious diseases, which is currently in a Phase Ib clinical trial, and two product candidates being developed by our collaborators. Our strategy has been to advance our cancer drug development program to a point where we could enter into a collaboration with a third party and then focus our financial and development resources on advancing our infectious disease program. Since our inception, we have generated significant losses while we or our collaborators have advanced our products into clinical trials. As of June 30, 2005, we had accumulated a deficit of $171 million.

Our most advanced product candidate, ProMune, was licensed to Pfizer Inc. in March 2005. Pfizer will fund virtually all future development, regulatory and commercialization costs for ProMune. Subsequent to this license, we expect to continue to spend significant amounts on the discovery and development of TLR Therapeutics for infectious diseases, and expand our research and development programs for new TLR Therapeutics for additional disease indications and advance new product candidates into clinical development from our existing research programs.

Our research and development and financial focus since inception has been in the areas of cancer and infectious diseases. In other areas, such as respiratory diseases and vaccines, we have entered into commercial collaborations to supplement our own resources in the development and commercialization of our drug candidates, and to fund the continued development of our technology. In addition, our government programs have allowed us to further develop and expand our research and development capabilities in areas of interest to us, with the added advantage of reducing our financing needs.

Most of our expenditures to date have been to discover and develop our pipeline of product candidates, to develop our product technology platform and to seek or obtain patents for our intellectual property. Research and development expenditures through June 30, 2005 were related primarily to the development of our lead product candidates, ProMune and Actilon, and to filing patent applications on our inventions. Our patent estate, on a worldwide basis, includes 43 issued patents and approximately 300 pending patent applications.

International Operations

We have 134 employees located in the United States, Canada and Germany. We coordinate program management, drug development, clinical and regulatory activities from our corporate offices in Wellesley, Massachusetts. Our pharmacology and clinical laboratories are located in Ottawa, Canada, with drug discovery research and chemical development conducted in Langenfeld, Germany. We conduct and manage clinical trials in the United States, several European countries and Canada using primarily internal resources, but currently are also working jointly with contract research organizations for our ongoing clinical trials. We employ contractors to manufacture, package, inventory and distribute our product candidates for preclinical and clinical development.

Research and Development

Included in research and development expenses are the following activities and related expenses: basic research and preclinical expense, clinical trials and drug development expense and government program expense.

Basic research and preclinical expense includes discovery research, chemical development, pharmacology, product development and patent related legal costs related to our internal research programs.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our analytical laboratory.

Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

Most of our product development programs are at an early stage; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking United States Food and Drug Administration, or FDA, approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

Clinical Development Strategy and Ongoing Clinical Programs

In March 2005, we entered into a worldwide license agreement with Pfizer relating to the treatment, control and prevention of multiple cancer indications, under which we have granted Pfizer development and worldwide marketing rights to ProMune for cancer indications. Pfizer will pay virtually all ongoing ProMune clinical development costs. As a result of licensing ProMune to Pfizer, we will shift our internal product development focus from oncology to concentrate on our ongoing work in infectious diseases. Our lead product candidate for the treatment of infectious diseases is Actilon, which is currently in a randomized, controlled Phase Ib clinical trial in chronic Hepatitis C, or HCV. We intend to continue and expand this ongoing clinical study to explore higher doses, and different dosing schedules in 2005.

Based upon interim clinical results to date, we also intend to conduct additional exploratory clinical trials in HCV patients evaluating Actilon in combination with the standard therapy for HCV, interferon plus ribavirin, as well as with each of those agents alone. Consistent with our ProMune clinical development strategy, we plan to use the results of these clinical trials to determine our Actilon clinical development strategy in HCV before proceeding into large scale Phase II efficacy clinical trials.

Clinical trials in process at June 30, 2005 being conducted by us are as follows:

Trial	Indication	Enrollment Status
Cancer
Phase II	First-Line non-small cell lung cancer, or NSCLC	Fully enrolled
Phase II	Advanced Melanoma	Fully enrolled
Phase II	Recurrent cutaneous T-cell lymphoma, or CTCL	Enrolling
Infectious Disease
Phase Ib	Hepatitis C	Enrolling

United States Government Contracts and Grants

As of June 30, 2005 we had gross proceeds of $17.7 million remaining to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as potential reimbursement for our employees’ time and benefits and other expenses related to performance under the various contracts. Funding of these government contracts and grants beyond the United States government’s current fiscal year are subject to annual congressional appropriations.

The status of our United States government contracts and grants, in millions, is as follows:

Program Title	Agency		Program Total	Total Received Through June 30, 2005	Remaining Amounts to be Received as of June 30, 2005	Contract/ Grant Expiration
Pulmonary Innate Immune Activation for Bioterror Defense	NIAID	(1)	$6.3	$3.3	$3.0	2006
Activation of Innate Immunity by CpG DNA for Broad Spectrum Protection Against Pathogens	DARPA	(2)	12.0	11.5	0.5	2005
Innate Immune Receptors and Adjuvant Discovery	NIAID		16.9	2.7	14.2	2009

Total			$35.2	$17.5	$17.7

(1)	National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health
(2)	Defense Advanced Research Projects Agency, part of the Department of Defense

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2004 included in our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 20, 2005, as amended. However, we believe that the following critical accounting policies relating to revenue recognition and stock-based compensation expense are important to understanding and evaluating our reported financial results.

Pfizer Revenue Recognition

In March 2005, we entered into a series of agreements with Pfizer under which we have granted Pfizer development and worldwide marketing rights to ProMune. Under this license agreement, we have received a non-refundable $50 million up-front license fee from Pfizer and may receive up to $455 million in milestone payments, as well as royalties on any future product sales. This fee is being recognized ratably over a 44 month period, (the expected period of our performance obligations) from the effective date of the agreement, May 6, 2005. As of June 30, 2005, we have recognized $2.3 million of this fee and have deferred $47.7 million.

As part of our agreement with Pfizer, we will be reimbursed for future development services incurred on their behalf over a three year period beginning January 2006 as well as virtually all ongoing ProMune clinical development costs. Development services and reimbursed costs will be recognized when received over the same

44 month period previously described. Pursuant to a separate screening agreement with Pfizer, funding will be provided to us by Pfizer for the discovery and development of next generation TLR agonists for cancer, which if successful, would be licensed to Pfizer and could result in additional development milestone payments and additional royalties to us. In the third quarter of 2005, we received a $0.6 million up-front milestone payment under this agreement. The up-front payment will be recognized as revenue over the same 44 month period, described above, and future contingent milestone payments will be recognized as revenue when attained.

We have concluded to treat the license and screening agreement as one unit of accounting. The period of performance has been determined to be 44 months, which represents the latest point of our delivery of services, which is the conclusion of the development services described above. Accordingly, up-front payments and contingent non-substantive milestones will be recognized ratably over a 44 month period beginning with the effective date of the Pfizer agreements and extending through the fourth quarter of 2008. This revenue recognition period corresponds to the period over which we are providing Pfizer research and development services. Since these services have not been defined, we are not able to predict a pattern of our performance; as a result, we have adopted the straight line method to recognize revenue. If the Coley performance period extends beyond the estimated 44 months, our revenue recognition period would be extended as well.

Stock-Based Compensation Expense

Stock-based compensation expense, which is a non-cash charge, results in part from estimating the fair value of employee stock options granted. On August 9, 2005, we completed our initial public offering and began trading on the Nasdaq National Market. Prior to August 9, 2005, given the absence of an active market for our common stock, the exercise price of our stock options on the date of grant was determined by our Board of Directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible redeemable preferred stock offerings, estimates of the sale value of our company to a buyer and estimates of a potential price per share in an initial public offering of our common stock. Subsequent to August 9, 2005, the exercise price for future employee option grants will be based on the market value of our common shares.

Results of Operations

Presented below is a comparison of our results of operations for the three and six-month periods ended June 30, 2005 and 2004.

Quarters Ended June 30, 2005 and 2004

Revenue: Revenue decreased by $3.6 million to $3.7 million in the three months ended June 30, 2005 from $7.3 million in the same period in 2004, a decrease of 49.5%.

	Three months ended June 30,		Increase/ (Decrease)
Revenue	2005	2004
	(in thousands)
Collaborator:
Fees recognized over performance period	$2,462	$182	$2,280
Milestones recognized when earned	—	5,000	(5,000)
Cost reimbursement and other	80	130	(50)

Total collaborator	2,542	5,312	(2,770)
Government	1,160	2,012	(852)

Total Revenue	$3,702	$7,324	$(3,622)

Collaborator revenue decreased by $2.8 million in the three months ended June 30, 2005 compared to the same period in 2004. This decrease was primarily due to the following:

•	Fees recognized over our performance period increased by $2.3 million in 2005 as compared to the same period in 2004 primarily due to our licensing agreement with Pfizer.

•	Milestones recognized when earned decreased $5.0 million in 2005 when compared to the same period in 2004. A milestone payment from sanofi-aventis in 2004 resulted from their initiation of a Phase I clinical trial with AVE7279. Since our performance under this agreement was complete, we recognized the milestone when earned.

Government revenue decreased by $0.9 million in the three months ended June 30, 2005 compared to the same period in 2004. This decrease is primarily due to our reduced efforts under our DARPA contract, which expires in the third quarter of 2005.

Research and development expenses: Research and development expenses declined by $1.7 million to $8.7 million in the three months ended June 30, 2005 from $10.4 million in the same period in 2004, a decrease of 16.4%.

	Three months ended June 30,		Increase/ (Decrease)
Research and Development Expenses	2005	2004
	(in thousands)
Basic research and preclinical expense	$2,781	$3,538	$(757)
Clinical trials and drug development expense	4,090	4,684	(594)
Government program expense	634	1,287	(653)
Stock compensation expense	754	403	351
Depreciation and amortization expense	409	457	(48)

Total research and development expenses	$8,668	$10,369	$(1,701)

Basic research and preclinical expense decreased by $0.8 million in the three months ended June 30, 2005 compared to the same period in 2004 due primarily to lower legal expenses for a patent interference proceeding with a competitor at the U.S. Patent and Trademark Office.

Clinical trials and drug development expense decreased by $0.6 million from the three months ended June 30, 2005 compared to the same period in 2004. This decrease was comprised of a $0.5 million decrease in external expenses and a $0.1 million decrease in internal expenses. A break-out of external expenses by product candidate follows:

	Three months ended June 30,		Increase/ Decrease
	2005	2004
	(in thousands)
Internal expenses	$2,054	$2,137	$(83)
External expenses:
ProMune	863	1,900	(1,037)
Actilon	1,173	647	526

Total external expenses	2,036	2,547	(511)

Total clinical trial and drug development expenses	$4,090	$4,684	$(594)

Internal expenses are not tracked by product candidate. Internal clinical trials and drug development expenses were $2.1 million in both of the three month periods ended June 30, 2005 and 2004. External expenses for our ProMune program were $0.9 million for the three months ended June 30, 2005, a decrease of $1.0 million over 2004. This decrease was due primarily to lower clinical trial expenses, as enrollment in our Phase II clinical trials in NSCLC and advanced melanoma was completed during 2004. External expenses for our Actilon program were $1.2 million for the three months ended June 30, 2005, an increase of $0.5 million over 2004. This increase was due primarily to higher toxicology study expenses.

Government program expense decreased by $0.7 million to $0.6 million in the three months ended June 30, 2005 compared to the same period in 2004, due to our reduced efforts under our DARPA contract, which is nearing completion in the third quarter of 2005.

Stock compensation expense increased by $0.4 million in the three months ended June 30, 2005 compared to the same period in 2004. Stock compensation expense for research and development employees and consultants, which is a non-cash expense, is allocated on an employee and consultant specific basis. We record deferred compensation based upon the difference between the exercise price of granted common stock options and the estimated fair market value of our common stock on the grant date. Expense is then recognized over the vesting period of the stock option, typically four years. The increase of $0.4 million is comprised of amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004.

Depreciation and amortization expense of $0.4 million was essentially unchanged from the three months ended June 30, 2005 compared to the same period in 2004.

General and administrative expense: General and administrative expenses increased by $0.7 million to $2.6 million in the three months ended June 30, 2005 from $2.0 million in the same period in 2004, an increase of 32.9%.

	Three months ended June 30,		Increase/ (Decrease)
General and Administrative Expenses	2005	2004
	(in thousands)
Compensation and personnel related expense	$1,202	$1,278	$(76)
Professional services	381	217	164
Facility costs	73	53	20
Stock compensation expense	958	386	572
Depreciation and amortization expense	26	53	(27)

Total general and administrative expenses	$2,640	$1,987	$653

The $0.7 million increase in general and administrative expenses in the three months ended June 30, 2005 is primarily attributable to a $0.6 million increase in stock compensation expense, which is comprised of amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004. All other expense categories combined increased by $0.1 million in the three months ended June 30, 2005 due to increased professional fees related to marketing research studies.

Royalty expense: Royalty expense results from royalties paid or accrued to the University of Iowa Research Foundation and the Ottawa Health Research Institute related to revenues from collaboration agreements. Royalty expense decreased by $0.3 million to $0.4 million in the three months ended June 30, 2005 from $0.7 million in the same period in 2004, a decrease of 50%. This decrease is attributable to a $0.7 million accrual to the University Iowa Research Foundation in 2004 associated with the $5.0 million milestone payment received from sanofi-aventis. Partially offsetting this decrease is $0.3 million in royalty expense to University of Iowa Research Foundation related to $2.3 million of revenue recognized on the $50 million up front license payment received from Pfizer. These royalties and Pfizer revenues are being recognized over a 44 month period over which we are performing various services for Pfizer.

Other income and expense: Interest expense decreased by $0.1 million in the three months ended June 30, 2005 as a result of lower interest payments on our declining debt balance under our capital lease facility.

Interest income increased by $0.2 million in the three months ended June 30, 2005 compared to the same period in 2004 due to the receipt of the $50 million up front license fee from Pfizer. Foreign currency related losses were essentially unchanged from the three months ended June 30, 2005 compared to the same period in 2004.

Net loss: Net loss increased by $1.9 million to $7.9 million in the three month period ended June 30, 2005 from a net loss of $6.0 million in the same period in 2004. This is primarily due to:

•	a $3.6 million reduction in revenue in 2005 as compared to 2004; and

•	a $1.7 million reduction in research and development expenses in 2005 as compared to 2004.

Six Months Ended June 30, 2005 and 2004

Revenue: Revenue decreased by $3.7 million to $5.5 million in the six months ended June 30, 2005 from $9.2 million in the same period in 2004, a decrease of 40.5%.

	Six months ended June 30,		Increase/ (Decrease)
Revenue	2005	2004
	(in thousands)
Collaborator:
Fees recognized over performance period	$2,725	$364	$2,361
Milestones recognized when earned	—	5,000	(5,000)
Cost reimbursement and other	112	148	(36)

Total collaborator	2,837	5,512	(2,675)
Government	2,655	3,724	(1,069)

Total Revenue	$5,492	$9,236	$(3,744)

Revenue from our collaborative agreements decreased by $2.7 million to $2.8 million in the six months ended June 30, 2005 from $5.5 million in the same period in 2004. This was primarily due to:

•	Fees recognized over the performance period increased $2.4 million in 2005 primarily as a result of our licensing agreement with Pfizer.

•	Milestones recognized when earned decreased by $5.0 million as a result of a milestone payment from sanofi-aventis in 2004. This milestone resulted from their initiation of a Phase I clinical trial with AVE7279. Since our performance under this agreement was complete, we recognized the milestone when earned.

Government contract and grant revenue decreased by $1.0 million to $2.7 million in the six months ended June 30, 2005 from $3.7 million in the same period in 2004. Revenue under our expiring DARPA contract decreased by $1.8 million in the six months ended June 30, 2005 as compared to the same period in 2004. Offsetting this decrease was an increase of $1.1 million associated with our NIAID research contract on Innate Immune Receptors and Adjuvant Discovery.

Research and development expenses: Research and development expenses decreased $0.9 million to $19.4 million in the six months ended June 30, 2005 from $20.3 million in the same period in 2004, a decrease of 4.2%.

	Six months ended June 30,		Increase/ (Decrease)
Research and Development Expenses	2005	2004
	(in thousands)
Basic research and preclinical expense	$5,875	$6,686	$(811)
Clinical trials and drug development expense	7,762	9,649	(1,887)
Government program expense	1,552	2,208	(656)
Stock compensation expense	3,424	806	2,618
Depreciation and amortization expense	819	930	(111)

Total research and development expenses	$19,432	$20,279	$(847)

Basic research and preclinical expense decreased by $0.8 million in the six months ended June 30, 2005, compared to the same period in 2004. This decrease was due primarily to lower legal expenses for a patent interference proceeding with a competitor at the U.S. Patent and Trademark Office.

Clinical trials and drug development expense decreased by $1.9 million in the six months ended June 30, 2005 compared to the same period in 2004. This decrease was comprised of a $0.3 million decrease in internal expenses and a $1.6 million decrease in external expenses. A break-out of external expenses by product candidate follows:

	Six months ended June 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)
Internal expenses	$4,007	4,285	$(278)
External expenses:
ProMune	2,092	3,820	(1,728)
Actilon	1,663	1,544	119

Total external expenses	3,755	5,364	(1,609)

Total clinical trial and drug development expenses	$7,762	$9,649	$(1,887)

Internal expenses are not tracked by product candidate. Internal clinical trials and drug development expenses were $4.0 million and $4.3 million in 2005 and 2004, respectively. External expenses for our ProMune program were $2.1 million for the six months ended June 30, 2005, a decrease of $1.7 million over 2004. This decrease was due primarily to lower clinical trial expenses, as enrollment in our Phase II clinical trials in NSCLC and advanced melanoma was completed during 2004. External expenses for our Actilon program were $1.7 million for the six months ended June 30, 2005, an increase of $0.1 million over 2004. This increase was due primarily to higher toxicology study expenses.

Government program expense decreased by $0.7 million to $1.6 million in the six months ended June 30, 2005 compared to the same period in 2004, due to our reduced efforts under our DARPA contract, which is nearing completion in the third quarter of 2005.

Stock compensation expense for research and development employees and consultants increased $2.6 million in 2005 as compared to same period in 2004. Stock compensation expense in 2005 of $2.0 million was recognized for fully vested stock options granted to employees, with the remaining $0.6 million comprised of amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004.

Depreciation and amortization expenses for laboratory equipment and leasehold improvements at our research facilities decreased by $0.1 million in the six months ended June 30, 2005 compared to the same period in 2004 due to equipment that became fully depreciated in 2005.

General and administrative expense: General and administrative expenses increased by $2.2 million to $6.2 million in 2005 from $4.0 million in 2004, an increase of 53.2%.

	Six months ended June 30,		Increase/ (Decrease)
General and Administrative Expenses	2005	2004
	(in thousands)
Compensation and personnel related expense	$2,153	$2,613	$(460)
Professional services	654	472	182
Facility costs	125	97	28
Stock compensation expense	3,200	751	2,449
Depreciation and amortization expense	58	107	(49)

Total general and administrative expenses	$6,190	$4,040	$2,150

This increase primarily resulted from $2.5 million increase in stock compensation expense in 2005 when compared to the same period in 2004 offset by a $0.5 million in lower personnel expenses in 2005 relative to the same period in 2004 as a result of a work force reduction. Approximately $1.8 million of the stock compensation expense increase was associated with the grant of fully vested stock options to employees in the first quarter of 2005, with the remaining $0.7 million comprised of amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004.

Royalty expense: Royalty expense decreased by $0.4 million to $0.4 million in the six months ended June 30, 2005 from $0.8 million in the same period in 2004. This decrease results primarily from royalties accrued to the University of Iowa Research Foundation that were related to the $5.0 million sanofi-aventis milestone payment received in 2004.

Other income and expense: Interest expense decreased by $0.1 million in the six months ended 2005, as a result of lower interest payments on our declining debt balance under our capital lease facility. Interest income increased by $0.3 million in 2005 reflecting higher average cash and investment balances due to the receipt of the $50 million up front license fee from Pfizer. Foreign currency related losses declined $0.1 million in the six months ended June 30, 2005 compared to the same period in 2004 as a result of the strengthening of the U.S. dollar during this period.

Net loss: Net loss increased by $4.3 million to $20.6 million in the six month period ended June 30, 2005 from a net loss of $16.3 million in the same period in 2004. Major contributors to this increase were:

•	a $3.7 million reduction in revenue in 2005 as compared to the same period in 2004;

•	a $5.0 million increase in stock compensation expense offset by $3.5 million reduction in drug development, clinical trial and government expenses and $0.4 million decrease in general and administrative compensation and personnel related expenses as compared to the same period in 2004; and

•	a $0.5 million increase in other income in 2005 as compared to the same period in 2004

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 1998, we have funded our operations primarily through:

•	Proceeds of $145.6 million from private placements of preferred stock and warrants;

•	Cash receipts of $85 million from our commercial collaborations, which include $20.0 million from vaccine adjuvant collaborations and $50.0 million from our cancer collaboration with Pfizer;

•	Cash receipts of $17.5 million from United States government contracts and grants;

•	$6.8 million borrowed for leasehold improvements and equipment financing under a capital lease facility; and

•	$2.1 million in debt to fund our initial research and development activities.

At June 30, 2005, we had unrestricted cash, cash equivalents and marketable securities of $49.5 million, compared to $23.2 million as of December 31, 2004. Subsequently, in August 2005 we completed an initial public offering of our common stock, consisting of 6.9 million shares (including the underwriters over-allotment option) of our common stock at a price of $16.00 per share. Concurrent with the initial public offering and at the same price per share, Pfizer purchased 625,000 shares for $10.0 million as part of its commitment under the Pfizer collaboration agreement. Net proceeds from the initial public offering after deducting underwriters’ fees and offering expenses and the private placement were approximately $111.0 million.

We invest in cash equivalents, U.S. government obligations, high-grade municipal and corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded as available for sale and are recorded at cost plus accrued interest which approximates fair value due to their short duration.

	Six Months Ended June 30,		Change
Summary Cash Flow Information	2005	2004
	(in thousands)
Net cash provided by (used in):
Operating activities	$27,812	$(12,004)	$39,816
Investing activities	9,836	13,775	(3,939)
Financing activities	(610)	(3,873)	3,263
Exchange rate effect on cash and equivalents	(681)	(88)	(593)

Net increase (decrease) in cash and equivalents	$36,357	$(2,190)	$38,547

Cash and cash equivalents at June 30	$49,547	$11,781	$37,766

Six months ended June 30, 2005 and 2004:

Net cash provided by operating activities increased $39.7 million from $12.0 million of cash used in operating activities in the six months ended June 30, 2004 compared to $27.8 million of cash provided from operating activities in the same period in 2005. This increase is primarily due to the $50.0 million license payment from Pfizer and lower expenses for our cancer program as enrollment in our Phase II clinical trials in NSCLC and advanced melanoma was completed during 2004.

Net cash provided by investing activities decreased $3.9 million from the six months ended June 30, 2004 compared to the same period in 2005. This decrease resulted primarily from reduced net sales of marketable securities to fund operations.

Net cash used by financing activities declined by $3.3 million from the six months ended June 30, 2004 compared to the same period in 2005. This decrease resulted from a $2.4 million repayment in full of a term loan in 2004 and lower payments in 2005 under our capital lease facility due to the scheduled pay-down of the U. S. portion of the facility.

Our foreign currency cash balances at our subsidiaries in Germany and Canada expose us to fluctuations in currency exchange rates. During the six months ended June 30, 2005, the U.S. Dollar appreciated approximately 12.3% against the Euro, which resulted in a $0.7 million unfavorable translation adjustment when converting our Euro cash balances to U.S. Dollars for financial reporting purposes.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of June 30, 2005:

	Cash Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$8,605	$1,786	$3,390	$2,026	$1,403
Capital leases	1,552	1,395	157	—	—
Long term debt	2,683	—	2,683	—	—
In-licensed technology	750	150	300	300	*

	$13,590	$3,331	$6,530	$2,326	$1,403

*	Minimum annual license fees of $0.2 million are required through the date of the last patent expiration. As a result of pending patents, we are currently unable to determine the length of this period.

Operating Leases

Our commitments under operating leases shown above consist of payments relating to our real estate lease in Wellesley, Massachusetts, expiring in 2008, our lease in Ottawa, Canada, expiring in 2012, and our two leases in Langenfeld, Germany, expiring in 2006 and 2010.

Capital Leases

We have entered into a capital lease facility agreement with General Electric Capital Corporation, primarily for new laboratory and computer equipment. Based on the terms of the agreement and the type of underlying equipment, each lease extends for a period of 36 or 48 equal monthly payments at a weighed average interest rate of 8.25%. As of June 30, 2005, we have principal and interest obligations of $1.6 million remaining.

Long-term Debt

In 1998, our foreign subsidiary Coley GmbH obtained a research and development loan from Technologie-Beteiligungs-Gesellschaft (Tbg). The loan of €1.5 million ($1.9 million at June 30, 2005) was to fund the early research and development of our product candidates. The loan bears interest at 6% annually, with principal payable December 31, 2007 and interest payable semi-annually on March 31 and September 30. An additional contingent fee of 6% annually of the loan principal is payable when the loan is due or earlier if the loan is terminated before its due date by either Coley GmbH or Tbg. We have accrued this contingent fee under the loan as Tbg may, at its sole discretion, request payment of the fee. The minimum contingent fee is 30% of the loan principal. As of June 30, 2005, we have accrued $0.8 million for this potential contingent fee.

In-Licensed Technology

We have also entered into technology in-license agreements with the University of Iowa Research Foundation and the Ottawa Health Research Institute that require us to pay annual license maintenance fees and royalty payments based on license fees, milestones and product royalties received by us from third parties, as well as on products that are sold by us. In June 2005, we paid the University of Iowa Research Foundation $6.5 million and the Ottawa Health Research Institute $0.2 million related to the $50.0 million received from Pfizer as an up-front license fee payment. At June 30, 2005 we have accrued $2.7 million of deferred royalties related to payments previously received from our other collaborators. Settlement of these previously deferred royalties will terminate the University of Iowa Research Foundation’s right to convert this obligation into our common stock within six months after the consummation of our initial public offering at the University of Iowa Research Foundation’s option. In August 2005, the University of Iowa Research Foundation requested payment in full of the deferred royalty balance plus accrued interest.

Clinical Research Organization Contracts

In connection with our Phase II clinical trial in advanced melanoma patients, we have entered into a multi-year contract with a clinical contract research organization for international clinical trial management of this Phase II trial. This contract will terminate in 2005 upon completion of the Phase II portion of the melanoma clinical trial. Pfizer will reimburse us for contract costs after the effective date of our collaboration.

Funding Requirements

We expect to devote substantial resources to continue our research and development efforts. Our funding requirements will depend on a number of forward-looking factors. These factors include, but are not limited to, the following:

•	the success of our collaborative arrangement with Pfizer for the development and commercialization of ProMune;

•	the scope of our infectious disease program and results of our clinical trials;

•	advancement of additional product candidates into clinical development;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation or interference costs and the results of such litigation or interference; and

•	our ability to maintain collaborative arrangements and obtain milestones, royalties and other payments from our collaborators, other than Pfizer.

Upon completion of our initial public offering and private placement with Pfizer, we anticipate incurring increases in general and administrative expenses for directors and officers insurance, investor relations and professional fees associated with operating a publicly-traded company. These increases will also likely include the hiring of additional personnel.

All of our drug candidates are currently in preclinical or clinical development. To commercialize our drug candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain required regulatory approvals.

We expect that, with the addition of the net proceeds of our initial public offering and the proceeds from the sale of our common stock to Pfizer in a private placement concurrent with our initial public offering, together with the net proceeds of the $50.0 million up-front payment received from Pfizer, we will be able to finance our working capital and capital requirements for the next 3.5 years. We expect our sources of funding for the next several years to include the proceeds from our initial public offering and the concurrent private offering to Pfizer, potential milestone payments relating to ProMune, VaxImmune and sanofi-aventis’ drug candidates, proceeds from our government programs and other collaborative license agreements we may enter into. Although we have no specific plans to raise additional capital in the next two years, we will continue to review our financing options, and if opportunities arise to raise capital on favorable terms, we may avail ourselves of these opportunities.

If we need to raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), which amends SFAS No. 123. The standard set forth in SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statements of operations based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will not be an acceptable alternative to recognition of expenses in the financial statements. The standard is effective for public companies for annual periods beginning after June 15, 2005. We expect the adoption of SFAS No. 123(R) will have a material impact on our results of operations and net loss per share. We are currently in the process of evaluating the extent of such impact.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and supersedes FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS No. 154 will have a significant impact on our results of operations.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

Under the patent policy of the University of Iowa, Dr. Krieg, our scientific co-founder and Chief Scientific Officer, will receive approximately $870,000 of the payment we have made to UIRF in royalties related to the $50.0 million we received from Pfizer under our license agreement.

Forward Looking Statements

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future products, revenues, expenses, liquidity and cash needs, as well as our plans and strategies. Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current events. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “may,” “will,” and other words and terms of similar meaning. These forward looking statements are based upon current expectation and we assume no obligation to update this information. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this Quarterly Report on Form 10-Q, including the cautionary information set forth under the heading Risk Factors below.

Risk Factors

Risks Related to Our Business and Strategy

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We have incurred $171 million in cumulative net losses from our inception in 1997, and we expect losses to continue for the next several years. Our net loss for the six months ended June 30, 2005 was $20.6 million, and for the fiscal year ended December 31, 2004 was $34.0 million. To date, we have only recognized revenues through payments for funded research and development and license or collaboration fees and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Actilon, advance our other TLR Therapeutic product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and engage in commercialization activities in anticipation of potential United States Food and Drug Administration, or FDA, approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have limited sources of revenue and if we are unable to secure additional funding, we will have to reduce or discontinue operations.

We will require substantial funds to conduct development, including preclinical testing and clinical trials of our product candidates. We currently believe that our available cash, cash equivalents and marketable securities, expected milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund our anticipated levels of operations through at least the first half of 2006. However, our future capital requirements will depend on many factors including:

•	the scope, progress, expansion, costs and results of our research and development programs and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	our ability to establish and maintain collaborative arrangements and obtain milestone, royalty and other payments from collaborators;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities; and

•	the resources we devote to manufacturing, marketing and commercializing our products.

Since our inception in 1997, we have financed our operations primarily through the sale of equity, interest income earned on cash and cash equivalent balances, lines of credit and payments under agreements with our collaborators. In order to fund our future needs, we may seek additional funding through public or private equity or debt financings, collaborative arrangements, lines of credit or other sources. Additional funding may not be available to us on acceptable terms or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to license technologies to others that we would prefer to develop and commercialize ourselves. If we raise additional capital through the sale of equity, or securities convertible into equity, further dilution to our then existing stockholders will result and new investors could have rights superior to the rights of holders of the shares of common stock. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. In addition, the terms of future financings may restrict our ability to raise additional capital, which would delay or prevent the further development or commercialization of our product candidates.

We depend heavily on the success of our lead product candidate, ProMune, which is still under development.

We have invested a significant portion of our time and financial resources since our inception in the development of TLR Therapeutics, including ProMune for the potential treatment of cancer. We anticipate that in the near term our ability to generate revenues will depend primarily on the successful development and commercialization of ProMune for cancers by Pfizer pursuant to our collaboration. The commercial success of ProMune will depend on several factors, including the following:

•	our ability to work effectively with Pfizer under our collaboration during their development of ProMune for cancer;

•	commencement and successful completion of Phase III clinical trials in NSCLC and Phase II clinical trials in other cancer indications;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	if approved, the successful commercial launch of ProMune by Pfizer;

•	producing batches of the active pharmaceutical ingredient used in ProMune in commercial quantities through a validated process; and

•	acceptance of ProMune or competitive products in the medical community and with third-party payors.

If Pfizer is not successful in developing or commercializing ProMune, or is significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

The success of ProMune depends heavily on our collaboration with Pfizer, which was established only recently. If Pfizer is unable to further develop or commercialize ProMune, or experiences significant delays in doing so, our business will be materially harmed.

In March 2005, we entered into a series of agreements with Pfizer, having as its main focus the development and commercialization of ProMune for the prevention and treatment of cancer. We do not have a significant history of working together with Pfizer and cannot predict the success of the collaboration. The collaboration involves a complex allocation of responsibilities, costs and benefits, provides for milestone payments to us upon the achievement of specified clinical and regulatory milestones and also provides us with royalty-based revenue if ProMune or another product candidate is successfully commercialized. Pfizer is generally responsible for conducting and funding virtually all future development and regulatory approval activities for ProMune in cancer. Pfizer will have significant control over the conduct and timing of development efforts with respect to ProMune. Although we have had discussions with Pfizer regarding their current plans and intentions with regard to the clinical development of ProMune, we cannot provide any assurance that Pfizer will not revise its plans for ProMune. Pfizer’s failure to devote sufficient financial and other resources to the development plan may delay the clinical development of ProMune, which could lead to the delay in payment of clinical and regulatory milestones under our agreements with Pfizer and may delay eventual commercialization of ProMune and any royalties we could receive on commercial sales.

With respect to control over decisions and responsibilities, major aspects of our activities with Pfizer are governed by a development committee with responsibility over development, regulatory and manufacturing matters. There is also a post-development committee that has responsibility over post-approval matters. Ultimate decision-making authority in each of these committees is vested in Pfizer. With respect to commercialization, Pfizer will generally commercialize ProMune, if approved, pursuant to an exclusive license and pay us a royalty on net sales. Pfizer may terminate the collaboration relationship without cause upon not less than 120 days prior written notice. Either party may terminate the collaboration pursuant to an uncured material default, as defined in the license agreement. Any loss of Pfizer as a collaborator in the development or commercialization of ProMune, dispute over the terms of, or decisions regarding, the collaboration or other adverse developments in our relationship with Pfizer would materially harm our business and might accelerate our need for additional capital.

We or our collaborators must receive government regulatory approval for each of our TLR Therapeutic product candidates before they can be marketed and sold in the United States or in other countries and this approval process is uncertain, time-consuming and expensive.

We do not anticipate that any of our TLR Therapeutic product candidates will be commercially available in the next several years, if at all. The preclinical development, clinical trials, manufacturing and marketing of our TLR Therapeutic product candidates are all subject to extensive regulation by the FDA in the United States and foreign regulatory authorities. The clinical trial and regulatory approval process is lengthy, expensive and uncertain and we may be unable to obtain approval for our product candidates. We have not received regulatory approval to market our product candidates in any jurisdiction and do not expect to receive such approval, if at all, for the next several years.

Our TLR Therapeutic product candidates in current development are, and in the future may continue to be, based on new technologies that have not been formally reviewed or accepted by the FDA or other regulatory authorities and the FDA has not yet established any definitive practices or guidelines regarding the approval of these drugs. Our TLR Therapeutic product candidates, particularly ProMune for NSCLC, are subject to competition from other therapies under development that may make the pathway for regulatory approval more difficult, or may delay the enrollment in or initiation of the Phase III clinical trials of ProMune in NSCLC. Although any TLR Therapeutic product candidates we develop may be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. In addition, since some of our product candidates are being studied for clinical use in combination with other drugs, the FDA could decide that additional requirements will apply before granting necessary marketing approvals. The lack of definitive policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our collaborators may submit. Moreover, the FDA may respond to these submissions by imposing requirements that we or our collaborators may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates and related delays in revenue from regulatory milestones or commercialization.

Our collaboration partner, Pfizer, is seeking a special protocol assessment, or SPA, of the clinical trial protocol for the Phase III clinical trials of ProMune in NSCLC. A special protocol assessment is an agreement between an applicant and the FDA on the design and the size of clinical trials that is intended to form the basis of a New Drug Application. In connection with an SPA, an applicant may decide, or the FDA may require the applicant, to modify the proposed protocol by, for example, changing the proposed primary endpoint, the size of the study or otherwise, which may result in a delay in the initiation or completion of the clinical trials that are the subject of the SPA. These changes could arise from a change in the standard of care for the proposed indication or other aspects of the protocol for the proposed clinical trials. If the FDA and an applicant reach an agreement on an SPA, the SPA cannot be changed after the clinical trial begins, except in limited circumstances such as a change in the science or clinical knowledge about the conditions being studied. Any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implementation of such a change and continuation and completion of the related clinical trial.

The FDA and other regulatory agencies may adopt new standards for safety, manufacturing, packaging and distribution of drugs. It may be time-consuming or expensive for us or our collaborators to comply with these new standards. The FDA also has significant discretion in the product approval process and may disagree with our interpretation of data submitted in our marketing applications or with our suppliers’ opinions about their compliance with applicable regulatory requirements. This could result in delays in obtaining marketing approval for any of our product candidates, or possibly preclude us from obtaining such approval.

If we or our collaborators encounter any delays or difficulties in obtaining regulatory approvals or clearances for any TLR Therapeutic product candidates, it may:

•	impose significant additional costs on us or our collaborators;

•	diminish any competitive advantages that we or our collaborators might otherwise have attained;

•	limit our ability to receive milestones or royalties and generate revenue and profits; and

•	adversely affect the marketing of any products we or our collaborators develop.

If we do not receive regulatory approval for our TLR Therapeutic product candidates in a timely manner, we will not be able to commercialize our products, and therefore, our business and stock price will suffer. Even if we or our collaborators receive regulatory approval for any TLR Therapeutic product candidates, the FDA or foreign regulatory agencies may impose limitations on the uses for which our products may be marketed. These limitations could reduce the size of the potential market for that product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Failure to comply with applicable FDA and other regulatory requirements, both in the United States and other countries, can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew our marketing applications and criminal prosecution.

Our TLR Therapeutic product candidates are at an early stage of product development, and our success depends on the further development and clinical trials of our product candidates. Failure to prove our products safe and effective in clinical trials could require us to discontinue operations.

Our TLR Therapeutic product candidates are in the early stages of development, and significant additional research and development, financial resources and additional personnel will be required to develop any of our TLR Therapeutic product candidates into commercially viable products and obtain regulatory approval. Currently, only one of our product candidates, ProMune, has completed Phase II clinical trials.

In order for ProMune to be approved by the FDA, Pfizer will be required to demonstrate in a much larger scale Phase III clinical trial and to a statistically significant degree that ProMune prolongs survival of patients with NSCLC when used as a first-line treatment in conjunction with the current standard of care. While the results of the Phase II clinical trial of ProMune in the treatment of NSCLC were encouraging and indicated that ProMune may prolong survival, the survival benefit was not demonstrated to a statistically significant degree and could have been attributable to other factors such as the patients in the ProMune arm of the trial being more responsive to the chemotherapy treatment or to the second- and third-line treatments received after the disease progressed following first-line treatment.

We may fail to successfully develop and commercialize our other TLR Therapeutic product candidates because they:

•	are found to be unsafe or ineffective in clinical trials;

•	do not receive necessary approval from the FDA or foreign regulatory agencies;

•	fail to conform to a changing standard of care for the diseases they seek to treat; or

•	are less effective or more expensive than current or alternative treatment methods.

Although to date the side effects observed in clinical trial participants receiving ProMune have been as expected, including moderate fever, transient low levels of white cells in the blood, mild flu-like symptoms, local injection site reactions, one serious local reaction at the injection site and three cases of acute hypersensitivity reactions, we cannot assure you that additional or more severe adverse side effects with respect to our product candidates will not develop in future clinical trials, which could delay or preclude regulatory approval of our product candidates or limit their commercial use.

Product development failure can occur at any stage of clinical trials and as a result of many factors and there can be no assurance that we or our collaborators will reach our anticipated clinical targets. Even if we or our collaborators complete our clinical trials, we do not know what the long-term effects of exposure to our TLR Therapeutic product candidates will be. Such long-term effects may include the incurrence or aggravation of autoimmune disease, as has occurred with some other immunomodulatory drug therapies. Furthermore, our products will be used in combination with other treatments and there can be no assurance that such use will not lead to unique safety issues. Failure to complete clinical trials or to prove that our products are safe and effective would have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations.

Our clinical trials may be suspended, delayed or terminated at any time. Even short delays in the commencement and progress of our trials may lead to substantial delays in the regulatory approval process for our TLR Therapeutic product candidates, which would impair our ability to generate revenue.

To obtain regulatory approvals for the commercial sale of our TLR Therapeutic product candidates, we or our collaborators must demonstrate through preclinical testing and clinical trials that our TLR Therapeutic product candidates are safe and effective. We or our collaborators may suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements and concerns regarding health risks to the subjects of clinical tests. Several factors could prevent successful completion or cause significant delays in the enrollment or completion of our clinical trials, including:

•	our TLR Therapeutic product candidates may not be safe or effective in humans;

•	delays in obtaining regulatory approvals to commence or continue a clinical trial;

•	the need for unexpected discussions with the FDA or comparable foreign authorities regarding the scope, design or interim results of our clinical trials;

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	our inability to recruit, enroll or retain the required number of patients in our clinical trials on a timely basis;

•	failure of patients enrolled in our clinical trials to respond to our TLR Therapeutic product candidates;

•	data derived from clinical trials may be inconclusive or negative or otherwise unsuitable for submission to regulatory agencies;

•	unexpected side effects or other safety risks;

•	the standard of care to be compared against our product candidates may change, making the results of our clinical trials less compelling, requiring new clinical trials, or delaying the enrollment of new patients;

•	competition for patients from other clinical trials;

•	our third-party manufacturers may be unable to manufacture sufficient quantities of our TLR Therapeutic product candidates for use in clinical trials; or

•	the introduction of additional treatment options for patients who progress after first-line therapy.

Any delays in, termination of, or negative results obtained from our clinical trials could materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline and limit our ability to obtain additional financing.

Only four of our product candidates, ProMune, Actilon, VaxImmune, and AVE7279, have advanced to clinical trials and we may be unable to advance additional product candidates into clinical trials. Even if we do successfully enter into clinical trials with additional product candidates, the results from preclinical testing of a product candidate may not be predictive of the results that will be obtained in clinical trials. In addition, positive results demonstrated in preclinical studies and early clinical trials that we complete may not be indicative of results to be obtained in later clinical trials. Clinical trials may take several years to complete, and failure can occur at any stage of testing.

Ultimately, such clinical trials may not prove that our product candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals from regulatory agencies. The historical failure rate for new drug, biologic and device candidates is high. Adverse or inconclusive clinical trial results concerning any of our product candidates could require us to conduct additional clinical trials, could result in increased costs and significantly delay the filing for marketing approval for such product candidates with the FDA, or could result in a filing for a more narrowly defined, or different, indication or abandonment of development efforts entirely.

Failure to obtain regulatory approvals in foreign jurisdictions would prevent us or our collaborators from marketing our products internationally.

We intend to have our product candidates marketed outside the United States. In order to market products in the European Union and many other non-U.S. jurisdictions, we or our collaborators must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. We or our collaborators may be unable to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The approval procedure varies among countries and can involve additional and costly clinical testing and data review. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, including approval of delivery devices for our product candidates. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The failure to obtain these approvals could harm our business and result in decreased revenues from milestones or royalties in our collaboration agreements.

Our product candidates may never achieve market acceptance even if we obtain regulatory approvals.

Even if we or our collaborators receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these products will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product candidate that we may develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the prevalence and severity of side effects or other reactions;

•	the convenience and ease of use;

•	availability, relative cost and relative efficacy of alternative and competing products and treatments;

•	the effectiveness of our collaborators’ or our marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments; and

•	our ability to obtain third-party insurance coverage and adequate payment levels.

If our product candidates do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable.

We depend on third-party contractors in the conduct of our preclinical studies and clinical trials and any failure of those parties to fulfill their obligations could adversely affect our product development and commercialization plans.

We rely on third parties such as contract laboratories and clinical research organizations to conduct, supervise or monitor, some or all aspects of the preclinical studies and clinical trials for our product candidates, and we have limited ability to control any aspects of their activities. In addition, under our collaboration with Pfizer for ProMune, Pfizer has complete responsibility for the conduct of clinical trials of ProMune in cancer. Accordingly, we have less control over the timing and other aspects of these preclinical studies and clinical trials than if we conducted them on our own. Third-party contractors may not complete activities on schedule, or may not conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our trial design. The failure of these third parties to perform their obligations could delay or prevent the development, approval and commercialization of our product candidates.

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our TLR Therapeutic product candidates. If any collaborator terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

A key aspect of our business strategy is to develop and commercialize products for the treatment of diseases through collaborative arrangements with pharmaceutical companies, research institutions, the United States government and universities. Currently, we have established collaborative relationships with several pharmaceutical companies and government agencies. We also intend to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our TLR Therapeutic product candidates.

The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, even if we do establish collaborative relationships, our collaborators may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

Because we have limited manufacturing experience, we depend on third-party manufacturers to manufacture product candidates for us. If we cannot rely on third-party manufacturers, we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We currently rely upon third-party manufacturers to manufacture preclinical and all clinical quantities of our TLR Therapeutic product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including problems involving:

•	inconsistent production yields;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations set forth by the FDA or other foreign regulatory agencies.

These contract manufacturers may not be able to manufacture our TLR Therapeutic product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third party manufacturers have met our manufacturing requirements, but we cannot assure you that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s current Good Manufacturing Practices, or cGMPs. There are comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

If we are unable to enter into agreements with additional manufacturers on commercially reasonable terms, or if there is poor manufacturing performance on the part of our third party manufacturers, we may not be able to complete development of, or market, our TLR Therapeutic product candidates.

If we are unable to retain our management, scientific staff and scientific advisors or to attract additional qualified personnel, we may be unable to develop and commercialize our TLR Therapeutic product candidates successfully and our business efforts will be seriously jeopardized.

Our success depends heavily on the retention of the principal members of our scientific and management personnel. Dr. Robert L. Bratzler, our President and Chief Executive Officer, is critical to our ability to execute our overall business strategy. Dr. Arthur M. Krieg, our Chief Scientific Officer and scientific co-founder, has significant and unique expertise in immune system stimulation and regulation using oligonucleotides and related technologies. We currently have key person life insurance on the lives of Drs. Bratzler and Krieg, and we have an employment agreement in place with Dr. Bratzler. Additionally, we employ several other scientific personnel that we consider important to the successful development of our technology. Although we are not aware that any of our officers or key employees is planning to leave the company, any of them could terminate his or her relationship with us at any time and, subject to any confidentiality and non-competition agreement with us, work for one of our competitors. For example, on July 8, 2005, our Senior Vice President, Drug Development, Dr. John Whisnant, resigned from his employment with us. Our future growth and success depends on our ability to recruit and retain qualified scientific and technical personnel. Although we have been successful in recruiting key personnel in the past, we face intense competition from other companies, universities and research institutions for qualified personnel in our field, which may significantly increase the costs of recruiting and maintaining such personnel. If we are unable to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to commercialize a product candidate, sustain our operations or achieve our business objectives.

Because we have subsidiaries located outside the United States, we are subject to risks related to foreign currency.

Our subsidiaries Coley Ltd., which is located in Ottawa, Canada, and Coley GmbH, which is located in Langenfeld, Germany, expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in United States dollars, but a portion of our financial activity is denominated in Canadian dollars and euros. As a result, changes in the relative values of United States dollars, Canadian dollars and euros could affect gains or losses. Effects of exchange rate fluctuations on our financial condition, operations and profitability may depend on how successfully we manage foreign currency risks. There can be no assurance that steps taken by us to address foreign currency fluctuations, if any, will eliminate the adverse effects of these fluctuations and accordingly, we could suffer losses due to adverse foreign currency fluctuations.

Risks Related to our Intellectual Property

If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property is inadequate, our ability to successfully commercialize our product candidates will be harmed and we may not be able to operate our business profitably.

Our success depends on our ability to obtain, maintain and enforce our intellectual property rights domestically and abroad. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office, or PTO, nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents. The validity, enforceability and commercial value of these rights, therefore, is highly uncertain.

Our patent estate includes, on a world-wide basis, 43 patents and approximately 300 pending patent applications. However, our patents may not protect us against our competitors. The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our patents can be challenged in litigation. Such litigation can involve substantial costs and distraction. If the outcome of such litigation is adverse to us, third parties may be able to use our patented inventions and compete directly with us, without payment to us. Third parties may also be able to circumvent our patents by design innovations. We may not receive any additional patents based on the applications currently pending.

We are aware that a number of pharmaceutical companies and biotechnology companies (including Dynavax Technologies Corporation and Hybridon Inc.), as well as universities and research institutions, have filed patent applications that claim technologies the same as or similar to the technologies owned or licensed to us. We cannot determine with certainty at this time whether these patent applications will result in patents that will materially affect our ability to make, use or sell any products or limit our ability to obtain meaningful patent protection from our own patent applications. We do not expect to have resolved for many years the relative strength of our patent position versus these third parties.

We are currently involved in an interference proceeding surrounding issues of whether we, or a competitor, Dynavax, were first to make the inventions claimed in one of our patents. The Board of Patent Appeals and Interferences dismissed the interference on March 10, 2005, and judgment was entered against Dynavax. Dynavax has appealed the decision. If Dynavax prevails in the appeal, it may result in the loss of some of our issued claims that may be important to protecting our intellectual property rights to ProMune, Actilon, AVE7279, AVE0675 or VaxImmune. It may also result in the loss of our ability to obtain issuance of additional claims important to protecting one or more of the TLR Therapeutic product candidates.

We also are aware that Dynavax is attempting to provoke an interference at the PTO with another of our issued patents. Although Dynavax has not yet established to the PTO that they have the right to challenge our patent in an interference, Dynavax may be able to provoke the additional interference in the future. If Dynavax prevails in the interference that it is currently attempting to provoke, it could result in the loss of some of our pending or issued claims that may be important to protecting one or more potential TLR Therapeutic opportunities, although we do not believe that it would affect any of our existing product candidates. It also may result in the loss of our ability to obtain issuance of additional claims important to protecting one or more potential TLR Therapeutic opportunities. In addition, interference proceedings involve the expenditure of substantial resources.

Dynavax also has issued United States patent claims, as well as patent claims pending with the PTO, that, if held to be valid, could require us or sanofi-aventis to obtain a license in order to commercialize one or more of our TLR Therapeutic product candidates in the United States, including the TLR Therapeutic product candidate for the treatment of asthma. We are seeking to have an interference proceeding declared by the PTO against that issued patent. If we are unsuccessful in having the interference declared, or if we are successful but do not prevail in the proceeding, we may not be able to obtain patent protection on the subject matter of the interference, which would have a material adverse impact on our business. Loss of this interference may also provide our collaborator, sanofi-aventis, with the right to terminate our collaboration. In addition, if the interference is not declared or if Dynavax prevails in the interference, it may seek to enforce its rights under issued claims, including, for example, by suing us for patent infringement. Consequently, we or sanofi-aventis may seek to obtain a license to issued or pending claims held by Dynavax by paying cash, granting royalties on sales of our products or offering rights to our own proprietary technologies. Such a license may not be available to us or sanofi-aventis on acceptable terms, if at all. If we or sanofi-aventis do not obtain a required license to this technology, sanofi-aventis may terminate our collaboration agreement with them.

We are attempting to have additional interferences declared for competitive patent applications and issued patents, including those of Dynavax, claiming subject matter that we believe we invented first. In addition to filing patent applications, we have directly notified the PTO that we are entitled to the claims covering the disputed subject matter. If we are unsuccessful in obtaining allowance of some of these claims or in having interferences declared, or if we are successful in having interferences declared but do not prevail in the interferences, it may result in the loss of some of our pending or issued claims that may be important to protecting one or more of the TLR Therapeutic product candidates. It may also result in the loss of our ability to obtain issuance of additional claims important to protecting one or more of the TLR Therapeutic product candidates. Our involvement in interference proceedings and seeking to provoke additional interferences is costly and will continue to be unless we come to agreement with the opposing parties in these proceedings.

Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing or, in some cases, not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors or collaborators can be certain that we or they were the first to make the inventions claimed in patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

If third parties successfully assert that we have infringed their patents and proprietary rights or challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and delay or prevent the development of our product candidates.

If we are found to infringe on the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses covering the patents or other intellectual property in order to use, manufacture or sell our products. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining these licenses, payments under these licenses would reduce any earnings from our products. In addition, some licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which is licensed to us. If we fail to obtain a required license or are unable to alter the design of our TLR Therapeutic product candidates to make the licenses unnecessary, we may be unable to commercialize one or more of them, which could significantly affect our ability to sustain and grow our commercial business.

In order to protect or enforce our patent rights, we may be required to initiate patent litigation against third parties, such as infringement suits or interference proceedings. In addition, others may sue us for infringing on their patent rights or provoke interferences, even if such claims are without merit. Intellectual property litigation is relatively common in our industry and can be costly. Even if we prevail, the cost of such litigation could deplete our financial resources. Litigation is time consuming and could divert management’s attention and resources away from our business. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could significantly limit our ability to continue our operations.

An adverse determination in these proceedings or litigation could subject us to significant liabilities, require us to stop the infringing activity, allow our competitors to introduce or market competitive products without obtaining a license from us, or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from developing and commercializing our product candidates. Ultimately, we may be unable to sell some of our products or may have to cease certain business operations, which would have a material adverse effect on our revenue. Even if we are successful in defending against these proceedings or litigation, the proceedings or litigation itself could result in substantial costs.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed intellectual property, trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims and, even if we are successful in defending ourselves, could result in substantial costs or be distracting to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

If we are unable to protect our trade secrets, we may be unable to protect our interests in proprietary know-how that is not patentable or for which we have elected not to seek patent protection.

In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

We are a party to technology licenses that are important to our business, and expect to enter into additional licenses in the future. We hold licenses from the University of Iowa Research Foundation and the Ottawa Health Research Institute relating to the technology underlying our TLR Therapeutics. These licenses impose various commercialization, milestone payment, royalty, insurance, indemnification and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our collaboration agreement and our ability to develop TLR Therapeutics.

The University of Iowa Research Foundation is responsible for the preparation, filing, prosecution and maintenance of the patent rights licensed to us under our agreement with them, utilizing patent counsel approved by us. Under our agreement with the Ottawa Health Research Institute, we are responsible for the preparation, filing and prosecution of the patent rights licensed to us under our agreement with them, utilizing patent counsel selected and approved by Ottawa and Coley. Under both of these licenses, we have the right, but not the obligation, to prosecute infringement actions of patent rights licensed to us. If we elect not to pursue infringers under these agreements, the licensors have the right to file infringement actions.

Risks Related to our Industry

If our competitors develop and market products that are more effective than our existing product candidates or any products that we may develop, or if they obtain marketing approval for their products before we do, our commercial opportunity will be reduced or eliminated.

The pharmaceutical and biotechnology industry is highly competitive. Pharmaceutical and biotechnology companies are under increasing pressure to develop new products, particularly in view of lengthy product development and regulatory timelines, expiration of patent protection and recent setbacks experienced by several products previously approved for marketing. We compete with many companies that are developing therapies to stimulate or suppress the immune system, including molecule-based products directed at cancer, infectious diseases, asthma and allergies. Several of these companies are developing products with technologies that are similar to ours. In particular, we are aware of some competitors, including Dynavax, Hybridon, Intercell, and Cytos Biotechnology, that are pursuing the development of novel drug therapies that are agonists of, or that target, among other things, Toll-like receptor 9. We also face competition in the field of immunotherapy from academic institutions and governmental agencies. Many of our competitors may have greater financial and human resources or more experience in research and development than we have, or both, and they may have established sales, marketing and distribution capabilities. If we or our collaborators receive regulatory approvals for our TLR Therapeutic product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including:

•	the safety and effectiveness of our products;

•	the timing and scope of regulatory approvals for these products;

•	the availability and cost of manufacturing, marketing and sales capabilities;

•	the effectiveness of our marketing and sales capabilities;

•	the price of our products;

•	the availability and amount of third-party reimbursement; and

•	the strength of our patent position.

We also anticipate that we will face increased competition in the future as new companies enter our target markets and scientific developments surrounding immunotherapy and other cancer therapies continue to accelerate. Competitors may develop more effective or more affordable products, or may achieve patent protection or commercialize products before us or our collaborators. In addition, the health care industry is characterized by rapid technological change. New product introductions, technological advancements, or changes in the standard of care for our target diseases could make some or all of our products obsolete.

Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if our product candidates or products exhibit unacceptable problems, if and when any of them are approved.

Any product for which we or our collaborators obtain marketing approval, together with the manufacturing processes, and advertising and promotional activities for such product, will be subject to continued regulation by the FDA and other regulatory agencies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Any adverse effects observed after the approval and marketing of a product candidate could result in the withdrawal of any approved products from the marketplace. Absence of long-term safety data may also limit the approved uses of our products, if any, to short-term use. Later discovery of previously unknown problems with our products or their manufacture, or failure to comply with regulatory requirements, may result in:

•	restrictions on such products or manufacturing processes;

•	withdrawal of the products from the market;

•	voluntary or mandatory recalls;

•	fines;

•	suspension of regulatory approvals;

•	product seizures; or

•	injunctions or the imposition of civil or criminal penalties.

If we or our collaborators are slow to adapt, or unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we or our collaborators may lose marketing approval for them when and if any of them are approved, resulting in decreased revenue from milestones, product sales or royalties.

We will face uncertainty in any commercialization of our TLR Therapeutic product candidates relating to coverage, pricing and reimbursement due to health care reform and heightened scrutiny from third-party payors, which may make it difficult or impossible to sell our product candidates on commercially reasonable terms.

Our profitability will depend, in part, on the extent to which government authorities, private health insurance providers and other organizations, in both domestic and foreign markets, known as third-party payors, provide reimbursement for the cost of our therapeutic products under medical insurance coverage. In the United States, the availability of medical reimbursement by governmental and other third-party payors affects the market for every pharmaceutical product. These third-party payors continually attempt to contain or reduce health care costs by challenging the prices charged for medical products and services. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceutical products and services and the level of government reimbursement are subject to substantial governmental control. Without the financial support of the government or third-party insurers, the market for our TLR Therapeutic products will be limited. Third-party payors may not reimburse sales of our TLR Therapeutic products or enable us or our collaborators to sell them at prices that will provide a sustainable and profitable revenue stream.

The recent Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In the United States, there have been a number of legislative and regulatory proposals, at both the federal and state government levels, to change the healthcare system in ways that could affect our ability to sell our products profitably, if approved. For example, the Medicare Prescription Drug and Modernization Act of

2003, or MMA, will change the types of drugs covered by Medicare, and the methodology used to determine the price for such drugs. Further federal and state proposals and healthcare reforms are likely. Our business could be harmed by the MMA, by the possible effect of this legislation on amounts that private payors will pay and by other healthcare reforms that may be enacted or adopted in the future.

There is a substantial risk of product liability claims in our business. If we are unable to obtain sufficient insurance, a product liability claim against us could adversely affect our business.

We face an inherent risk of product liability exposure related to the testing of our TLR Therapeutic product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our TLR Therapeutic product candidates. We have product liability insurance covering our clinical trials in the amount of $10 million, which we currently believe is adequate to cover any product liability exposure we may have. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•	withdrawal of clinical trial volunteers or patients;

•	damage to our reputation and the reputation of our products, resulting in lower sales;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	the diversion of management’s attention from managing our business.

Claims relating to any improper handling, storage or disposal of biological and hazardous materials by us could be time-consuming and costly.

Our research and development activities in our German and Canadian facilities involve the controlled storage, use and disposal of hazardous materials. We are subject to government regulations relating to the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result or we could be penalized with fines, and any liability could exceed the limits of or fall outside our insurance coverage. We may not be able to maintain insurance on acceptable terms, or at all. Further, we could be required to incur significant costs to comply with current or future environmental laws and regulations.

Risks Related to Our Common Stock

If our stock price is volatile, purchases of our common stock could incur substantial losses.

The market prices for securities of companies comparable to us have been highly volatile, and the market has experienced significant price and volume fluctuations. The market price of our common stock may fluctuate for a number of reasons, including:

•	announcements regarding our product development programs and clinical trials or the progress of our collaborations;

•	actual or anticipated variations in our quarterly operating results;

•	announcements regarding patent litigation or the issuance of patents to us or our competitors;

•	regulatory developments regarding us or our competitors;

•	announcements of studies or reports relating to the effectiveness or safety of our products or those of our competitors;

•	developments with our collaborators;

•	new products or services introduced or announced by us or our competitors;

•	changes in the structure of health care payment systems, including developments in price control legislation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel or members of our board of directors;

•	sales of substantial amounts of our stock by existing stockholders, including officers or directors pursuant to Rule 10b5-1 plans;

•	changes in estimates of our financial results or recommendations by securities analysts; and

•	general economic, industry and market conditions.

If any of these factors causes an adverse effect on our business, results or operations or financial condition, the price of our common stock could decline.

In addition, stockholders have initiated class action lawsuits against some biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stocks. In the future, our stockholders may pursue similar litigation against us. In general, decreases in our stock price would reduce the value of our stockholders’ investments and could limit our ability to raise necessary capital or make acquisitions of assets or businesses. If a stockholder instituted litigation on this basis, it could result in substantial costs and would divert management’s attention and resources.

If there are substantial sales of our common stock, our stock price could decline.

Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future. If we or our stockholders sell significant amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We also intend to register all common stock that we may issue under our stock compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to restrictions under the securities laws and the lock-up agreements described above. If any of these stockholders cause a large number of securities to be sold in the public market, the sale could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Sales of a substantial number of shares of our common stock following the expiration of the lock-up periods could cause our stock price to decline.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 55% of our outstanding common stock. The interests of one or more of these stockholders may conflict with the interests of the other holders of our common stock. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	entrenching our management or members of our board of directors;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law may prevent or frustrate a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Provisions of our certificate of incorporation and bylaws may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting or other rights of the holders of our common stock. These provisions include:

•	limiting the persons who can call special meetings of stockholders;

•	prohibiting stockholder actions by written consent;

•	creating a classified board of directors pursuant to which our directors are elected for staggered 3-year terms and the removal of directors only for cause;

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	authorizing our board of directors to issue additional preferred stock with voting rights to be determined by the board of directors.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our change in control agreements with our executive officers, key employees and directors may require us to pay severance benefits to any of those persons who are terminated in connection with a change in control of us.

All of our executive officers and several key employees are parties to change in control agreements providing for the payment of severance benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change in control of us. Change of control agreements with some of our directors provide for acceleration of vesting of their options in connection with a change of control. Accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments under these agreements may discourage or prevent third parties from seeking a business combination with us.

We enter into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward foreign exchange contracts are recorded in the consolidated statement of operations. We did not have any open forward foreign exchange contracts at December 31, 2004 or June 30, 2005.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market Risks

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities.

The costs and expenses of our international subsidiaries are denominated in the Canadian dollar and the Euro. If exchange rates change 10%, the impact on our net loss and cash burn would be $1.5 million.

From time-to-time, we may enter into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward foreign exchange contracts are recorded in the consolidated statement of operations. We did not have any open forward foreign exchange contracts at June 30, 2005 or December 31, 2004.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of June 30, 2005, our disclosure controls and procedures were adequate and effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)	Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls, that have occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (Reg. No. 333-124176) in connection with our initial public offering was declared effective by the SEC on August 9, 2005. The offering commenced as of August 9, 2005. The offering did not terminate before any securities were sold. As of the date of the filing of this report, the offering has terminated and 6,900,000 shares of our common stock were registered and sold. The underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Lazard Capital Markets LLC and Leerink Swann & Company.

All 6,900,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $16.00. The aggregate price of the offering was $110,400,000. The net offering proceeds to us after deducting total expenses were $100,987,000. We incurred total expenses in connection with the offering of $9,413,000, which consisted of direct payments of:

(i)	$1,500,000 in legal, accounting and printing fees;

(ii)	$7,728,000 in underwriters’ discounts, fees and commissions; and

(iii)	$185,000 in miscellaneous expenses.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We completed our initial public offering on August 15, 2005. The net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEY PHARMACEUTICAL GROUP, INC.

September 16, 2005	/s/ ROBERT L. BRATZLER, PH.D.
Robert L. Bratzler, Ph.D. President and Chief Executive Officer (Principal executive officer)

September 16, 2005	/s/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr. Chief Financial Officer (Principal financial and accounting officer)

COLEY PHARMACEUTICAL GROUP

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.