Form 10-Q
period 2005-09-30
Coley Pharmaceutical Group, Inc.
filed 2005-11-10
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of November 10, 2005, there were 25,905,147 shares of the Registrant’s Common Stock issued and outstanding.

Coley Pharmaceutical Group, Inc.

Form 10-Q Index

For the Quarter Ended September 30, 2005

		Page

PART I — FINANCIAL INFORMATION		3

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three and the nine months ended September 30, 2005 and September 30, 2004	4

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (Unaudited) for the nine months ended September 30, 2005	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and September 30, 2004	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	40

ITEM 4.	CONTROLS AND PROCEDURES	40

PART II — OTHER INFORMATION		40

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

ITEM 6.	EXHIBITS	41

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$151,921	$13,190
Marketable securities	—	10,013
Accounts receivable	1,716	1,264
Prepaid expenses and other current assets	1,749	1,478
Deferred royalty fees	2,017	203

Total current assets	157,403	26,148
Property and equipment, net	4,674	4,014
Acquired intangible assets, net	1,157	1,277
Deferred royalty fees	6,713	2,785
Other assets	813	1,866

Total assets	$170,760	$36,090

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,627	$2,335
Accrued expenses	5,148	7,690
Current portion of capital lease obligations	1,081	1,753
Deferred revenue	14,927	729

Total current liabilities	24,783	12,507
Deferred revenue	43,108	11,840
Note payable to German bank	2,706	2,970
Noncurrent portion of capital lease obligations	63	761

Total liabilities	70,660	28,078

Commitments and contingencies (Note 4)
Redeemable convertible preferred stock	—	145,631

Shareholders’ equity (deficit)
Common stock, $0.01 par value, 50,000,000 and 125,000,000 shares authorized as of September 30, 2005 and December 31, 2004; and 25,905,147 and 1,030,370 shares issued and outstanding as of September 30, 2005 and December 31, 2004	259	10
Additional paid-in capital	291,547	19,996
Note receivable from shareholder	(43)	(64)
Accumulated other comprehensive income (loss)	326	(1,003)
Deferred compensation	(10,965)	(6,562)
Accumulated deficit	(181,024)	(149,996)

Total shareholders’ equity (deficit)	100,100	(137,619)

Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$170,760	$36,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Revenue
Collaborative agreements	$3,932	$246	$6,768	$5,758
Government contracts and grants	1,014	1,866	3,669	5,590

Total revenue	4,946	2,112	10,437	11,348

Operating expenses
Research and development	13,020	9,324	32,451	29,602
General and administrative	2,623	1,771	8,814	5,811
Royalty expense	504	51	933	827

Total operating expenses	16,147	11,146	42,198	36,240

Loss from operations	(11,201)	(9,034)	(31,761)	(24,892)
Other income and expense
Interest income	855	58	1,239	181
Interest expense	(120)	(162)	(398)	(527)
Other income (expense), net	(8)	115	(108)	(75)

Total other income and expense	727	11	733	(421)

Net loss	(10,474)	(9,023)	(31,028)	(25,313)
Accretion of redeemable convertible preferred stock	(351)	(799)	(1,984)	(2,352)

Net loss attributable to common shareholders	$(10,825)	$(9,822)	$(33,012)	$(27,665)

Comprehensive loss
Net loss	$(10,474)	$(9,023)	$(31,028)	$(25,313)
Other comprehensive income (loss):
Foreign currency translation adjustments	203	(54)	1,329	(44)

Comprehensive loss	$(10,271)	$(9,077)	$(29,699)	$(25,357)

Net loss per share attributable to common shareholders
Basic and diluted net loss per share attributable to common shareholders	$(0.71)	$(9.87)	$(5.68)	$(27.89)

Weighted average shares used to compute basic and diluted loss per share attributable to common shareholders	15,155	995	5,816	992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Note Receivable from Shareholder	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2004	1,030,370	$10	$19,996	$(64)	$(1,003)	$(6,562)	$(149,996)	$(137,619)

Preferred stock accretion			(1,984)					(1,984)
Conversion of preferred stock	17,003,546	170	147,444					147,614
Stock compensation expense			14,986			(4,403)		10,583
Exercise of stock options and warrants	346,231	4	343					347
Net proceeds from initial public offering	6,900,000	69	100,768					100,837
Pfizer private placement	625,000	6	9,994					10,000
Repayment of shareholder note				21				21
Net loss for the period							(31,028)	(31,028)
Other comprehensive income					1,329			1,329

Balance at September 30, 2005	25,905,147	$259	$291,547	$(43)	$326	$(10,965)	$(181,024)	$100,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2005	2004
Cash flows from operating activities
Net loss	$(31,028)	$(25,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,149	1,377
Amortization of acquired intangible assets	120	120
Noncash stock compensation expense	10,583	2,343
Changes in operating assets and liabilities:
Accounts receivable	(475)	868
Prepaid expenses and other assets	636	(633)
Deferred royalty expense	(5,742)	152
Accounts payable	1,348	204
Accrued expenses	(2,443)	1,741
Deferred revenue	45,466	(546)

Net cash provided by (used in) operating activities	19,614	(19,687)

Cash flows from investing activities
Purchases of marketable securities	(21,000)	(43,000)
Maturities of marketable securities	31,013	40,992
Purchases of property and equipment	(317)	(219)

Net cash provided by (used in) investing activities	9,696	(2,227)

Cash flows from financing activities
Principal payments of capital lease obligations	(1,306)	(1,680)
Repayments of long-term debt	—	(2,400)
Release (deposits) of restricted cash	102	(341)
Proceeds from issuance of common stock	111,184	28
Proceeds from issuance of preferred stock	—	25,048
Proceeds on repayment of shareholder note	21	19

Net cash provided by financing activities	110,001	20,674

Exchange rate effect on cash and cash equivalents	(580)	(98)

Net increase (decrease) in cash and cash equivalents	138,731	(1,338)
Cash and cash equivalents, beginning of period	13,190	13,971

Cash and cash equivalents, end of period	$151,921	$12,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

On August 9, 2005, the Company completed an initial public offering of its stock. The offering consisted of 6,900,000 shares of common stock at a price of $16.00 per share. Net proceeds from the offering after deducting underwriters’ fees and other expenses were approximately $100,837,000. Concurrent with the initial public offering, Pfizer Inc. (“Pfizer”) purchased 625,000 shares of common stock at $16.00 per share for $10,000,000 as part of its commitment under a stock purchase agreement with the Company.

Basis of Presentation

The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. During the third quarter of 2005, the Company liquidated its wholly-owned subsidiary in Bermuda, Coley Pharmaceutical Group, Ltd. All significant intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements of Coley Pharmaceutical Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2004 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-124176), which was declared effective by the SEC on August 9, 2005. The financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and September 30, 2004 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash and cash equivalents at September 30, 2005:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Cash and money market funds	$105,252,956	—	—	$105,252,956
U.S. Government Obligations	46,678,858	—	(11,053)	46,667,805

Total	$151,931,814	—	(11,053)	$151,920,761

At December 31, 2004, marketable securities were comprised of auction rate U.S. municipal bonds classified as available-for-sale securities.

Deferred Royalty Fees

Royalty fees represent payments for in-licensed technology from third parties (“licensors”) where the Company generally obtains rights to develop and commercialize products covered by the licensed technology. These licensors are primarily the University of Iowa Research Foundation (“UIRF”) and the Ottawa Health Research Institute (“OHRI”).

Under these agreements, the Company has the right to sublicense the technology to third parties and is required to pay the licensor a portion of any sublicense fees the Company receives. Deferred royalty fees represent payments to licensors that have been deferred and will be recognized as expense as the Company recognizes the related revenue under its collaborative research and development agreements. Deferred royalty fees included on the consolidated condensed balance sheet totaled approximately $8,730,002 and $2,988,056 at September 30, 2005 and December 31, 2004, respectively. The change in this balance between December 31, 2004 and September 30, 2005 is due primarily to $6,650,000 of royalties paid to the above universities with respect to the $50,000,000 upfront license fee received from Pfizer upon the Company entering into the collaboration with Pfizer in 2005 (see Note 5).

Total royalty fee expense recognized in the consolidated condensed statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expense:
Amortized	$504,200	$50,790	$908,054	$152,372
Immediately recognized	—	—	25,000	675,000

Total	$504,200	$50,790	$933,054	$827,372

In 2004, the Company immediately recognized $650,000 of expense related to a $5,000,000 milestone payment received from sanofi-aventis that was immediately recognized as revenue.

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

Had compensation expense for the Company’s employee stock-based compensation plan been accounted for based on the fair value method of SFAS No. 123, the Company’s net loss attributable to common shareholders for the three and nine months ended September 30, 2005 and 2004 would have been the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common shareholders, as reported	$(10,825,330)	$(9,821,818)	$(33,011,669)	$(27,664,722)
Add: stock-based employee compensation expense included in reported net loss	3,758,192	767,310	10,046,632	2,296,949
Deduct: stock-based employee compensation expense determined under the fair value method for all awards	(3,786,936)	(992,849)	(10,364,999)	(2,987,616)

Pro Forma net loss attributable to common shareholders	$(10,854,074)	$(10,047,357)	$(33,330,036)	$(28,355,389)

Net loss per share attributable to common shareholders (basic and diluted)
As reported	$(0.71)	$(9.87)	$(5.68)	$(27.89)

Pro Forma	$(0.72)	$(10.10)	$(5.73)	$(28.58)

Through April 20, 2005 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model minimum value method with the following assumptions used for grants during the quarters ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.14%	4.06%	4.13%	4.06%
Expected dividend yield	0%	0%	0%	0%
Expected option life	5 years	7 years	5 years	7 years
Expected stock price volatility	80%	NA	80%	NA

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

During the nine months ended September 30, 2005, in connection with the grant of stock options to employees and directors, the Company recorded deferred stock compensation of $8,738,474 representing the difference between the exercise price and the estimated fair value for financial reporting purposes of the Company’s common stock on the date these stock options were granted. Deferred stock-based compensation expense is included as a reduction of shareholders’ equity and is being amortized over the vesting period of the individual award, generally four years.

The Company recorded stock-based compensation expense related to stock options of $3,959,786 and $785,232 for the three months ended September 30, 2005 and 2004, respectively, and $10,583,467 and $2,342,536 for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005, the Company recognized $2,302,995 of stock compensation expense related to the remeasurement of stock options for employees who left the Company in the quarter. These options will continue to vest over a negotiated period of time. During the nine months ended September 30, 2005, stock compensation expense of $3,496,529 was recognized for fully vested stock options granted to employees. At September 30, 2005 and December 31, 2004, approximately $10,965,001 and $6,562,037, respectively, of deferred stock-based compensation expense related to stock options remained unamortized.

The Company’s 2005 Stock Plan was approved by the Company’s stockholders on July 15, 2005 and became effective on August 9, 2005. The Company’s 2005 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Reserved under this plan are 2,401,747 shares of the Company’s common stock plus the number of shares of common stock, if any, that are presently subject to awards under the Company’s 1997 Employee, Director and Consultant Stock Option Plan but which become unissued upon the cancellation, surrender or termination of such award for any reason whatsoever. Notwithstanding the foregoing, a maximum of 2,557,101 shares, subject to adjustment for stock splits and similar capital changes, may be issued as awards pursuant to the Company’s 2005 Stock Plan.

A summary of stock option activity under the Company’s 1997 Stock Option and 2005 Stock Option Plans for the period ended September 30, 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2004	2,183,811	$2.75
Granted	1,686,626	6.59
Canceled	(130,864)	1.16
Exercised	(302,861)	2.53

Options outstanding at September 30, 2005	3,436,712	$4.78

3. Net Loss Per Common Share

The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and other potential common shares then outstanding. Other potential common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. Diluted net loss per share is identical to basic net loss per share for all periods presented since other potential common shares are excluded from the calculation as their effect is anti-dilutive.

The following table shows potentially dilutive common share equivalents outstanding which are not included in the historical calculations of net loss per common share as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options	3,289,672	1,715,887	3,289,672	1,715,887
Warrants	2,061,271	2,124,074	2,061,271	2,124,074
Preferred Stock	—	17,003,547	—	17,003,547

	5,350,943	20,843,508	5,350,943	20,843,508

4. Commitments and Contingencies

The Company has entered into a number of standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unquantifiable. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2005.

5. Significant Research and Development and Licensing Agreements

Pfizer

In March 2005, the Company entered into a series of agreements with Pfizer under which it has granted Pfizer development and worldwide marketing rights to ProMune™ (also known as CPG 7909 or now referred to as PF-3512676 by Pfizer). Under the license agreement, the Company has received a $50,000,000 upfront license fee and may receive up to $455,000,000 in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, as well as royalties on any future product sales. The Company also entered into a stock purchase agreement with Pfizer pursuant to which Pfizer purchased $10,000,000 of the Company’s common stock in a private placement concurrent with the Company’s initial public offering.

A primary focus of the agreements with Pfizer is the development and commercialization of ProMune (PF-3512676) for the treatment, control and prevention of multiple cancers, including the first-line treatment of advanced non-small cell lung cancer, or NSCLC. Pfizer will fund virtually all future development of ProMune (PF-3512676) including Phase III clinical trials for the first-line treatment of NSCLC and other major cancer indications. Pfizer has indicated its intent to initiate two pivotal Phase III clinical trials of ProMune (PF-3512676) in first-line NSCLC patients.

Pursuant to a separate sponsored research agreement, Pfizer will provide the Company with funding for the discovery and development of next-generation TLR9 agonists for cancer, which, if successful, would be licensed to Pfizer and could result in additional milestone payments and additional royalties to the Company.

The Company had the option to participate in the development and commercialization of ProMune (PF-3512676) to treat Cutaneous T-Cell Lymphoma, or CTCL. In the third quarter of 2005, Coley informed Pfizer of its intention not to exercise this option.

Under the terms of the license agreement, the license extends until the later to occur of the expiration of the last of the licensed patents which covers the sale of ProMune (PF-3512676) or any next generation TLR9 agonist licensed by the Company to Pfizer and the emergence of generic competition for such products, in each case, as determined on a country-by-country basis. Currently, the latest to expire of the Company’s patents covering ProMune (PF-3512676) is scheduled to expire in 2014. The Company has patent applications pending which, if issued, may provide patent protection for ProMune (PF-3512676) through 2017.

Pfizer may terminate the collaboration relationship without cause upon not less than 120 days prior written notice. Either Pfizer or the Company may terminate the collaboration relationship upon the bankruptcy of the other party or the commitment by the other party of an uncured material default, as defined in the license agreement.

Upon a change of control of the Company, as defined in the license agreement, the agreement would remain in effect, although Pfizer would have the right to terminate certain provisions, with respect to joint cooperative elements of the agreement.

In connection with the $50,000,000 upfront license payment, the Company will recognize this initial fee over 44 months, the expected period of the Company’s performance obligations. Accordingly, for the three and nine months ended September 30, 2005, the Company recognized license, sponsored research revenue and expense reimbursements of $3,576,920 and $5,901,520, respectively. To date, the Company has received or invoiced $51,933,388 for upfront license, sponsored research and expense reimbursement.

During 2005, the Company paid UIRF $6,500,000 and the OHRI $150,000 for royalties related to the $50,000,000 upfront license payment received from Pfizer. These amounts were included in deferred royalty fees and are being recognized as expense over 44 months to match the recognition as revenue of the $50,000,000 upfront payment.

Under the patent policy of the University of Iowa, Dr. Krieg, the Company’s scientific co-founder and Chief Scientific Officer, received approximately $870,000 of the payment the Company has made to UIRF in royalties related to the $50,000,000 the Company received from Pfizer under its license agreement. In the third quarter of 2005, Dr. Krieg remitted $310,000 to the Company as a partial pre-payment of his loan, which is due May 2006. In addition, Dr. Krieg will receive a portion of the $2,700,000 payment the Company made to UIRF in the third quarter of 2005.

sanofi-aventis

The Company has granted sanofi-aventis a worldwide, exclusive license for certain TLR Therapeutics for the treatment of asthma, allergic rhinitis and chronic obstructive pulmonary disease. This collaboration also included a drug discovery program to screen and evaluate TLR Therapeutic product candidates for these indications.

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

During the period covered by these consolidated financial statements, the Company has received payments totaling $5,092,329 from sanofi-aventis including:

•	$5,000,000 received in 2004 upon the achievement of clinical milestones (this amount was recognized as collaborative research and development revenue upon receipt); and

•	$92,329 received in 2004 for reimbursed research and development expenditures.

Sanofi-aventis may terminate the collaboration relationship upon 120 days written notice to the Company due to material, scientific, regulatory, legal, medical or commercial considerations that make it commercially unreasonable for sanofi-aventis to develop or commercialize the products. In addition, sanofi-aventis may terminate the collaboration relationship without cause upon 180 days written notice to the Company; however, sanofi-aventis is required to pay any milestone payments relating to events that occur within such 180-day period. Either sanofi-aventis or the Company may terminate the collaboration relationship under customary terms included in the agreement, including if the other party commits an uncured material default, as defined in the license agreement, or if the other party is unable to obtain a third party license on commercially reasonable terms. This license extends until the later to occur of the expiration of the last of the licensed patents which covers the sale of the TLR Therapeutics licensed by the Company to sanofi-aventis (currently 2023) or ten years after the first commercial sale of a product covered by such patent rights.

Other Commercial Collaborations

GlaxoSmithKline: Pursuant to two agreements, the Company has licensed VaxImmune™ to GlaxoSmithKline to be used in the fields of certain cancer and infectious disease vaccines. The Company has a co-exclusive license agreement with GlaxoSmithKline, pursuant to which the Company granted GlaxoSmithKline a license to develop and commercialize several prophylactic and therapeutic infectious disease vaccines, as well as a non-exclusive agreement to develop and commercialize vaccines for three cancer indications. Under the terms of these agreements, the Company is entitled to receive up to $121 million in payments ($77 million for infectious disease vaccines and $44 million for cancer vaccines) representing upfront and various option payments, development and regulatory milestones and royalties based on any future product sales. The Company has received payments aggregating $19 million ($11 million for infectious disease vaccines and $8 million for cancer vaccines) related to upfront license fees, option fees and patent milestones. GlaxoSmithKline has initiated four clinical studies combining VaxImmune with their vaccines.

GlaxoSmithKline may terminate the collaboration relationship without cause upon 90 days’ written notice to the Company and upon payment of all accrued research and development funding and milestones. Either GlaxoSmithKline or the Company may terminate the collaboration relationship under customary terms included in the agreement, including if the other party commits an uncured material default, as defined in the license agreements.

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

The Company recognized amortized license fee revenue of $171,711 and $165,462 for the three months ended September 30, 2005 and 2004, respectively, and $590,132 and $496,383, for the nine months ended September 30, 2005 and 2004, respectively.

Chiron Corporation: The Company has a non-exclusive worldwide license agreement with Chiron Corporation to incorporate VaxImmune into multiple vaccine candidates for use in certain prophylactic infectious disease fields. The agreement provides for payments upon achievement of development and regulatory milestones and royalties from sales of vaccine products developed. The agreement also grants rights to know-how related to VaxImmune.

Either Chiron or the Company may terminate the collaboration relationship upon customary terms included in the agreement, including upon an uncured material default by the other party, as defined in the license agreement. This license extends until 2017.

During the period covered by these consolidated financial statements, the Company did not receive any payments from Chiron. Included in the consolidated financial statements for the three months ended September 30, 2005 and 2004 are amortized license fees the Company recognized of $17,450 and $16,668, respectively. For the nine months ended September 30, 2005 and 2004, the Company recognized amortized license fees of $50,783 and $50,000, respectively.

In September 2005, Chiron filed an IND application for a vaccine product candidate incorporating VaxImmune triggering a $125,000 milestone under its license agreement with the Company. The Company previously received $50,000 as an annual minimum license fee and will receive an additional $75,000. The Company plans to recognize this $125,000 milestone as revenue over the remaining life of the patent beginning in the fourth quarter of 2005.

Government Contracts and Grants

U.S. Defense Advanced Research Projects Agency (DARPA), part of the Department of Defense: The Company has a $12,000,000 cost reimbursement contract, as amended, to support the development of enhanced vaccines against biowarfare agents, including anthrax, using its vaccine adjuvant, VaxImmune. This contract expired by its terms in August 2005. For the three months ended September 30, 2004, the Company recognized revenues of $745,081. For the nine months ended September 30, 2005 and 2004, the Company recognized revenue of $529,275 and $3,057,679, respectively.

U.S. National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH): The Company has a $6,250,000 grant with the NIAID to perform research and preclinical development in the area of pulmonary innate immune activation for biodefense. During the third quarter of 2005, the Company was granted a one year extension. With this extension, the grant continues through February 2007. The Company has recognized revenues under this grant of approximately $611,917 and $534,260 for the three months ended September 30, 2005 and 2004, respectively, and $1,532,228 and $1,644,712 for the nine months ended September 30, 2005 and 2004, respectively.

In 2004, the Company was awarded a $16,902,000, five-year contract to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bioterror agents. For the three months ended September 30, 2005 and 2004, the Company recognized revenues of approximately $418,553 and $587,099, respectively. For the nine months ended September 30, 2005 and 2004, the Company recognized revenues of approximately $1,607,933 and $643,599, respectively, under this contract.

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

During the third quarter of 2005, at the request of UIRF, we remitted to UIRF $2,700,000 of deferred royalties related to collaborator payments received prior to 2005. Settlement of these previously deferred royalties terminated UIRF’s right to convert this obligation into our common stock. Dr. Krieg is expected to receive a portion of this payment directly from UIRF.

The term of this license agreement extends until the expiration of the last of the licensed patents which covers the sale of a product (currently 2018). UIRF may terminate the license agreement if the Company is bankrupt or for an uncured material breach of the agreement. The Company’s license agreement requires it to pay annual license maintenance fees of $150,000 through the date of the last licensed patent to expire. As a result of pending patents, the Company is currently unable to determine the length of this period. The Company’s potential royalties payable to UIRF on sublicenses the Company has made to Pfizer, sanofi-aventis, GlaxoSmithKline and others total $105,400,000 related to potential milestones payments under these sublicenses, excluding royalties on future product sales.

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

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and supersedes FASB Statement No. 3, Reporting

Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS No. 154 will have a significant impact on our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a biopharmaceutical company focused on discovering and developing TLR Therapeutics, a novel class of drug candidates for cancers, infectious diseases and respiratory disorders. We began operations in 1998. Independently and with our collaborators, we currently have four drug candidates in clinical trials, including our lead product candidate, ProMune (also known as CPG 7909 or now referred to as PF-3512676 by Pfizer) for cancers, which is currently completing Phase II clinical trials, Actilon™ for infectious diseases, which is currently in Phase Ib clinical trials, and two product candidates being developed by our collaborators.

Our strategy has been to advance our cancer drug development program to a point where we could enter into a collaboration with a third party and then focus our financial and development resources on advancing our infectious disease program. Since our inception, we have generated significant losses while we or our collaborators have advanced our products into clinical trials. As of September 30, 2005, we had accumulated a deficit of $181 million.

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

Our research and development and financial focus since inception have been in the areas of cancer and infectious diseases. In other areas, such as respiratory diseases and vaccines, we have entered into commercial collaborations to supplement our own resources in the development and commercialization of our drug candidates, and to fund the continued development of our technology. In addition, our government programs have allowed us to further develop and expand our research and development capabilities in areas of interest to us, with the added advantage of reducing our financing needs.

Most of our expenditures to date have been to discover and develop our pipeline of product candidates, to develop our product technology platform and to seek or obtain patents for our intellectual property. Research and development expenditures through September 30, 2005 were related primarily to the development of our lead product candidates, ProMune and Actilon, and to filing patent applications on our inventions. Our patent estate, on a worldwide basis, includes 15 patents issued in the U.S., 57 patents issued in the rest of the world and more than 300 pending patent applications.

International Operations

At September 30, 2005, we have 136 employees located in the United States, Canada and Germany. We coordinate program management, drug development, clinical and regulatory activities from our corporate offices in Wellesley, Massachusetts. Our pharmacology and clinical laboratories are located in Ottawa, Canada, with drug discovery research and chemical development conducted in Langenfeld, Germany. We conduct and manage clinical trials in the United States, several European countries and Canada using primarily internal resources. We employ contractors to manufacture, package, inventory and distribute our product candidates for preclinical and clinical development.

Ongoing Clinical Programs

Cancer

One ProMune clinical trial in process at September 30, 2005 is being conducted by us on behalf of Pfizer:

Trial Phase	Indication	Enrollment Status
Phase II	Recurrent Cutaneous T-cell Lymphoma, or CTCL	Enrolling

We are being reimbursed by Pfizer for the external costs associated with the conduct of this trial. Through September 30, 2005, we have been reimbursed $903,650 for this trial and two completed trials.

Infectious Disease

As a result of licensing ProMune to Pfizer, we have shifted our internal product development focus from oncology to concentrate on our ongoing work in infectious diseases. Our lead product candidate for the treatment of infectious diseases is Actilon, which completed a randomized, controlled Phase Ib dose escalation clinical trial as a monotherapy in chronic Hepatitis C virus, or HCV in the third quarter of 2005. Based upon interim clinical results from this trial, in the third quarter of 2005, we initiated a five-arm Phase Ib clinical study of Actilon alone and in combinations with drugs which comprise the current standard of care for the treatment of chronic HCV.

This trial is designed to enroll sixty adult HCV subjects at up to eighteen centers throughout the U.S. Subjects will be randomly assigned to one of five groups, receiving twelve weekly doses of: Actilon alone, Actilon in combination with pegylated interferon, Actilon with ribavirin, Actilon with pegylated interferon and ribavirin, or the current standard of care – pegylated interferon and ribavirin. Subjects enrolled in the study will have previously responded to, but subsequently relapsed from, treatment with pegylated interferon and ribavirin. The study will assess safety and tolerability as well as the effect of Actilon on HCV RNA blood levels. Subjects in a treatment arm containing Actilon who experience a 2 log (99%) or better reduction in HCV RNA may continue to receive their treatment for up to 36 additional weeks. We expect this trial to take approximately 18 months to complete, with preliminary data expected to be available in the first half of 2006. External costs associated with this clinical trial are expected to be approximately $2.0 million, of which $0.5 million have been incurred in the nine months ended September 30, 2005. Interferon and Ribavirin for this trial are being provided at no cost to us by an interferon manufacturer in exchange for the right to review the trial results before other potential collaborators.

Consistent with our ProMune clinical development strategy, we plan to use the results of these Phase Ib clinical trials to determine our Actilon clinical development strategy in HCV before proceeding into large scale Phase II efficacy clinical trials.

The status of Actilon clinical trials as of September 30, 2005 are as follows:

Trial	Indication	Enrollment Status
Phase Ib monotherapy	Hepatitis C	Completed in Q-III 2005
Phase Ib combination therapies	Hepatitis C	Enrolling

Coley is independently developing and funding Actilon’s clinical development. No further external costs are expected to be incurred for the Phase Ib monotherapy clinical trial.

United States Government Contracts and Grants

As of September 30, 2005 we had gross proceeds of $16.3 million remaining to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as potential reimbursement for our employees’ time and benefits and other expenses related to performance under the various contracts. Funding of these government contracts and grants beyond the United States government’s current fiscal year are subject to annual congressional appropriations.

The status of our United States government contracts and grants, in millions, is as follows:

Program Title	Agency		Program Total	Total Received Through September 30, 2005	Remaining Amounts to be Received as of September 30, 2005	Contract/ Grant Expiration
Pulmonary Innate Immune Activation for Bioterror Defense	NIAID	(1)	$6.3	$3.5	$2.8	2007
Activation of Innate Immunity by CpG DNA for Broad Spectrum Protection Against Pathogens	DARPA	(2)	12.0	11.7	—	2005
Innate Immune Receptors and Adjuvant Discovery	NIAID		16.9	3.4	13.5	2009

Total			$35.2	$18.6	$16.3

(1)	National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health

(2)	Defense Advanced Research Projects Agency, part of the Department of Defense

Our DARPA contract was completed during the third quarter of 2005. This contracted culminated with a phase I trial conducted by a collaborator which combined our product candidate VaxImmune with a bio terror defense vaccine. Results from this trial will be presented in December 2005 at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) meeting by our collaborator. During the third quarter of 2005, our Pulmonary Innate Immune Activation for Bioterror Defense contract term was extended by NIAID for one year from 2006 to 2007.

Research and Development

Risks and Uncertainties Associated with Research and Development Activities

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

Pfizer Revenue Recognition

In March 2005, we entered into a series of agreements with Pfizer under which we have granted Pfizer development and worldwide marketing rights to ProMune. Under this license agreement, we have received a non-refundable $50.0 million upfront license fee from Pfizer and may receive up to $455.0 million in milestone payments, as well as royalties on any future product sales. The timing of cash received from Pfizer differs from revenue recognized for financial reporting purposes. The Pfizer upfront license fee is being recognized ratably over a 44-month period, which is the expected period of our performance obligations from the effective date of the agreement, May 6, 2005. As of September 30, 2005, we have recognized $5.7 million of this fee and have deferred $44.3 million.

As part of our agreement with Pfizer, we will be reimbursed for future development services incurred on their behalf over a three-year period beginning January 2006 as well as virtually all ongoing ProMune external clinical development costs. Development services and reimbursed costs will be recognized when received over the same 44-month period previously described. Pursuant to a separate screening agreement with Pfizer, funding will be provided to us by Pfizer for the discovery and development of next generation TLR agonists for cancer, which if successful, would be licensed to Pfizer and could result in additional development milestone payments and additional royalties to us. In the third quarter of 2005, we received a $0.6 million upfront milestone payment under this agreement and $0.6 million of reimbursed expenses. The upfront payment and reimbursed expenses will be recognized as revenue over the same 44-month period described above. Costs associated with these activities are being expensed as incurred.

We have made a determination to treat the license and screening agreement as one unit of accounting. The period of performance has been determined to be 44 months, which represents the latest point of our delivery of services, which is the conclusion of the development services described above. Accordingly, upfront payments and contingent non-substantive milestones will be recognized ratably over a 44-month period beginning with the effective date of the Pfizer agreements and extending through the fourth quarter of 2008. This revenue recognition period corresponds to the period over which we are providing Pfizer research and development services. Since these services have not been defined, we are not able to predict a pattern of our performance; as a result, we have adopted the straight line method to recognize revenue. If the Coley performance period extends beyond the estimated 44 months, our revenue recognition period would be extended as well.

Stock-Based Compensation Expense

Stock-based compensation expense, which is a non-cash charge, results in part from estimating the fair value of employee stock options granted. On August 9, 2005, we completed our initial public offering and began trading on the Nasdaq National Market. Prior to August 9, 2005, given the absence of an active market for our common stock, the exercise price of our stock options on the date of grant was determined by our Board of Directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible redeemable preferred stock offerings, estimates of the sale value of our company to a buyer and estimates of a potential price per share in an initial public offering of our common stock. Subsequent to August 9, 2005, the exercise price for future employee option grants are based on the market value of our common shares.

Results of Operations

Presented below is a comparison of our results of operations for the three and nine month periods ended September 30, 2005 and 2004.

Quarters Ended September 30, 2005 and 2004

Revenue: Revenue increased by $2.8 million to $4.9 million in the three months ended September 30, 2005 from $2.1 million in the same period in 2004, an increase of 134.2%.

	Three months ended September 30,		Increase/ (Decrease)
Revenue	2005	2004
	(in thousands)
Collaborator:
Fees recognized over performance period	$3,766	$182	$3,584
Cost reimbursement and other	166	64	102

Total collaborator	3,932	246	3,686
Government	1,014	1,866	(852)

Total Revenue	$4,946	$2,112	$2,834

Collaborator revenue increased by $3.7 million in the three months ended September 30, 2005 compared to the same period in 2004. This increase was primarily due to an increase in the fees recognized over our performance period due to our licensing agreement with Pfizer.

Government revenue decreased by $0.9 million in the three months ended September 30, 2005 compared to the same period in 2004. This decrease is primarily due to our reduced efforts under our DARPA contract, which expired in the third quarter of 2005.

Research and development expenses: Research and development expenses increased by $3.7 million to $13.0 million in the three months ended September 30, 2005 from $9.3 million in the same period in 2004, an increase of 39.6%.

	Three months ended September 30,		Increase/ (Decrease)
Research and Development Expenses	2005	2004
	(in thousands)
Basic research and preclinical expense	$3,741	$2,799	$942
Clinical trials and drug development expense	5,022	4,560	462
Government program expense	607	1,109	(502)
Stock compensation expense	3,264	414	2,850
Depreciation and amortization expense	386	442	(56)
Total research and development expenses	$13,020	$9,324	$3,696

Basic research and preclinical expense increased by $0.9 million in the three months ended September 30, 2005 compared to the same period in 2004, due primarily to the accrual in 2005 of performance bonuses amounting to $0.5 million and higher lab supplies amounting to $0.2 million. Basic research and preclinical expense includes discovery research, chemical development, pharmacology, product development and patent related legal costs related to our internal research programs.

Clinical trials and drug development expense increased by $0.5 million in the three months ended September 30, 2005 compared to the same period in 2004. This increase was comprised of a $0.5 million increase in internal expenses. A break-out of external expenses by product candidate follows:

	Three months ended September 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)
Internal expenses	$2,516	$1,993	$523
External expenses:
ProMune	586	2,002	(1,416)
Actilon	1,920	565	1,355

Total external expenses	2,506	2,567	(61)

Total clinical trial and drug development expenses	$5,022	$4,560	$462

Internal expenses are not tracked by product candidate. Internal clinical trials and drug development expenses increased by $0.5 million in the three months ended September 30, 2005 compared to the same period in 2004 due primarily to the accrual of performance bonuses. External expenses for our ProMune program were $0.6 million for the three months ended September 30, 2005, a decrease of $1.4 million over 2004. This decrease was due primarily to lower clinical trial expenses, as enrollment in our Phase II clinical trials in NSCLC and advanced melanoma was completed during 2004. External expenses for our Actilon program were $1.9 million for the three months ended September 30, 2005, an increase of $1.4 million over 2004. This increase was due primarily to higher clinical trials and drug supply expenses associated with the initiation of a Phase Ib study of Actilon in the third quarter of 2005 and higher toxicology study expenses. Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our analytical laboratory. Only external costs are tracked and reported by product candidate.

Government program expense decreased by $0.5 million to $0.6 million in the three months ended September 30, 2005 compared to the same period in 2004. This reduction was in line with the completion of work under our current DARPA contract which concluded during the third quarter of 2005. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as subcontractor costs attributable to our government contracts and grants.

Stock compensation expense increased by $2.9 million in the three months ended September 30, 2005 compared to the same period in 2004. Stock compensation expense for research and development employees and consultants, which is a non-cash expense, is allocated on an employee and consultant specific basis. We record deferred compensation based upon the difference between the exercise price of granted common stock options and the estimated fair market value of our common stock on the grant date. Expense is then recognized over the vesting period of the stock option, typically four years. Approximately $2.1 million of the $2.9 million increase is attributed to the remeasurement of stock options granted as a result of the July 2005 departure from the Company of a former officer, with the remaining $0.8 million attributed to amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004.

Depreciation and amortization expense of $0.4 million was essentially unchanged from the three months ended September 30, 2005 compared to the same period in 2004.

General and administrative expense: General and administrative expenses increased by $0.8 million to $2.6 million in the three months ended September 30, 2005 from $1.8 million in the same period in 2004, an increase of 48.1%.

	Three months ended September 30,		Increase/ (Decrease)
General and Administrative Expenses	2005	2004
	(in thousands)
Compensation and personnel related expense	$1,594	$1,248	$346
Professional services	257	75	182
Facility costs	53	26	27
Stock compensation expense	695	372	323
Depreciation and amortization expense	24	50	(26)

Total general and administrative expenses	$2,623	$1,771	$852

The $0.8 million increase in general and administrative expenses in the three months ended September 30, 2005 is primarily attributable to a $0.3 million increase in stock compensation expense, which is comprised of $0.1 million of amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004 and $0.2 million of stock compensation expense related to the remeasurement of stock options for employees who left the company in the third quarter of 2005, and a $0.3 million increase in compensation expense due to the accrual in 2005 of performance bonuses.

Royalty expense: Royalty expense results from royalties paid to the University of Iowa Research Foundation and the Ottawa Health Research Institute related to revenues from collaboration agreements. Royalty expense was $0.5 million for the three months ended September 30, 2005 compared to $0.1 million for the same period in 2004. This increase is due primarily to $0.4 million in royalty expense to the University of Iowa Research Foundation related to $3.4 million of revenue recognized on the $50.0 million upfront license payment received from Pfizer. These royalties and Pfizer revenues are being recognized over a 44-month period over which we are performing various services for Pfizer.

Other income and expense: Interest income increased by $0.8 million in the three months ended September 30, 2005 to $0.9 million compared to the same period in 2004 due to $110.8 million in net proceeds received from the Company’s initial public offering and the Pfizer private placement in August 2005. Interest expense decreased by $0.1 million in the three months ended September 30, 2005 compared to the same period in 2004 as a result of lower interest payments on our declining debt balance under our capital lease facility. Foreign currency related losses increased by $0.1 million in the three months ended September 30, 2005 compared to the same period in 2004 due to a weakening of the U.S. dollar.

Net loss: Net loss increased by $1.5 million to $10.5 million in the three month period ended September 30, 2005 from a net loss of $9.0 million in the same period in 2004. This is primarily due to:

•	a $2.8 million increase in revenue and a $0.7 million increase in other income in 2005 offset by;

•	a $5.0 million increase in operating expenses comprised primarily of a $3.2 million increase in stock compensation expense, $1.3 million in accrued performance bonuses and $0.5 million in other operating expenses in 2005.

Nine Months Ended September 30, 2005 and 2004

Revenues: Revenue decreased by $0.9 million to $10.4 million in the nine months ended September 30, 2005 from $11.3 million in the same period in 2004, a decrease of 8.0%.

	Nine months ended September 30,		Increase/ (Decrease)
Revenue	2005	2004
	(in thousands)
Collaborator:
Fees recognized over performance period	$6,542	$546	$5,996
Milestones recognized when earned	—	5,000	(5,000)
Cost reimbursement and other	226	212	14

Total collaborator	6,768	5,758	1,010
Government	3,669	5,590	(1,921)

Total Revenue	$10,437	$11,348	$(911)

Revenue from our collaborative agreements increased by $1.0 million to $6.8 million in the nine months ended September 30, 2005 from $5.8 million in the same period in 2004. This was primarily due to:

•	fees recognized over the performance period increased $6.0 million in 2005 primarily as a result of our licensing agreement with Pfizer; and

•	milestones recognized when earned decreased by $5.0 million as a result of a milestone payment from sanofi-aventis in 2004. This milestone resulted from their initiation of a Phase I clinical trial with AVE7279. Since our performance under this agreement was complete, we recognized the milestone when earned.

Government contract and grant revenue decreased by $1.9 million to $3.7 million in the nine months ended September 30, 2005 from $5.6 million in the same period in 2004. Revenue under our expiring DARPA contract decreased by $2.6 million in the nine months ended September 30, 2005 as compared to the same period in 2004. Offsetting this decrease was an increase of $0.7 million associated with our NIAID research contract on Innate Immune Receptors and Adjuvant Discovery.

Research and development expenses: Research and development expenses increased $2.8 million to $32.4 million in the nine months ended September 30, 2005 from $29.6 million in the same period in 2004, an increase of 9.6%.

	Nine months ended September 30,		Increase/ (Decrease)
Research and Development Expenses	2005	2004
	(in thousands)
Basic research and preclinical expense	$9,615	$9,485	$130
Clinical trials and drug development expense	12,784	14,209	(1,425)
Government program expense	2,159	3,317	(1,158)
Stock compensation expense	6,688	1,220	5,468
Depreciation and amortization expense	1,205	1,371	(166)

Total research and development expenses	$32,451	$29,602	$2,849

Basic research and preclinical expense increased by $0.1 million in the nine months ended September 30, 2005, compared to the same period in 2004. This increase is due to higher compensation expense of $0.7 million and lab supply expenses of $0.1 million, offset by $0.7 million in lower legal expenses for a patent interference proceeding with a competitor at the United States Patent and Trademark Office.

Clinical trials and drug development expense decreased by $1.4 million in the nine months ended September 30, 2005 compared to the same period in 2004. This decrease was comprised of a $0.2 million increase in internal expenses and a $1.7 million decrease in external expenses. A break-out of external expenses by product candidate follows:

	Nine months ended September 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)
Internal expenses	$6,523	6,278	$245
External expenses:
ProMune	2,678	5,822	(3,144)
Actilon	3,583	2,109	1,474

Total external expenses	6,261	7,931	(1,670)

Total clinical trial and drug development expenses	$12,784	$14,209	$(1,425)

Internal clinical trials and drug development expenses were $6.5 million and $6.3 million in 2005 and 2004, respectively. External expenses for our ProMune program were $2.7 million for the nine months ended September 30, 2005, a decrease of $3.1 million over 2004. This decrease was due primarily to lower clinical trial expenses, as enrollment in our Phase II clinical trials in NSCLC and advanced melanoma was completed during 2004. External expenses for our Actilon program were $3.6 million for the nine months ended September 30, 2005, an increase of $1.5 million over 2004. This increase was due primarily to higher toxicology study, drug supply, and clinical trial expenses.

Government program expense decreased by $1.2 million to $2.2 million in the nine months ended September 30, 2005 compared to the same period in 2004, due to our reduced efforts under our DARPA contract, which completed in August 2005.

Stock compensation expense for research and development employees and consultants increased $5.5 million in 2005 to $6.7 million as compared to same period in 2004. Stock compensation expense in 2005 of $2.0 million was recognized for fully vested stock options granted to employees, with the remaining $3.5 million increase comprised of $2.1 million of stock compensation expense attributed to the remeasurement of stock options related to the July 2005 departure from the Company of a former officer and the remaining $1.4 million increase represents amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004.

Depreciation and amortization expenses for laboratory equipment and leasehold improvements at our research facilities decreased by $0.2 million in the nine months ended September 30, 2005 compared to the same period in 2004 due to equipment that became fully depreciated in 2005.

General and administrative expenses: General and administrative expenses increased by $3.0 million to $8.8 million in 2005 from $5.8 million in 2004, an increase of 51.7%.

	Nine months ended September 30,		Increase/ (Decrease)
General and Administrative Expenses	2005	2004
	(in thousands)
Compensation and personnel related expense	$3,747	$3,861	$(114)
Professional services	911	547	364
Facility costs	178	123	55
Stock compensation expense	3,895	1,123	2,772
Depreciation and amortization expense	83	157	(74)

Total general and administrative expenses	$8,814	$5,811	$3,003

The $3.0 million increase in general and administrative expenses in the nine months ended September 30, 2005 is primarily attributed to the $2.8 million increase in stock compensation expense. Approximately $1.8 million of the stock compensation expense was associated with the grant of fully vested stock options in the first quarter of 2005, with the remaining $1.0 million increase comprised of $0.2 million of stock compensation expense related to the remeasurement of stock options for employees who left the company in the third quarter of 2005 and the remaining $0.8 million increase represents amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004.

Royalty expense: Royalty expense increased by $0.1 million to $0.9 million in the nine months ended September 30, 2005 from $0.8 million in the same period in 2004. This increase results primarily from royalties paid to the University of Iowa Research Foundation that were related to the $50.0 million upfront payment received from Pfizer in the second quarter of 2005.

Other income and expense: Interest expense decreased by $0.1 million in the nine months ended September 30, 2005 as a result of lower interest payments on our declining debt balance under our capital lease facility. Interest income increased by $1.1 million in 2005 reflecting higher average cash and investment balances due to $110.8 million in proceeds from our initial public offering and the Pfizer private placement in August and the receipt of the $50.0 million upfront license fee from Pfizer. Foreign currency related losses were essentially unchanged in nine months ended September 30, 2005 compared to the same period in 2004.

Net loss: Net loss increased by $5.7 million to $31.0 million in the nine month period ended September 30, 2005 from a net loss of $25.3 million in the same period in 2004. Major contributors to this increase were:

•	a $1.1 million increase in other income and expense in 2005 offset by;

•	a $0.9 million reduction in revenue in 2005; and

•	a $6.0 million increase in 2005 operating expenses due primarily to a $8.2 million increase in stock compensation expense offset by $2.6 million reduction in drug development, clinical trial and government expenses and $0.2 million increase in general and administrative compensation and personnel and professional services related expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 1998, we have funded our operations primarily through:

•	proceeds of $145.6 million from private placements of preferred stock and warrants;

•	proceeds of $110.8 million from our initial public offering and concurrent private placement of common stock to Pfizer;

•	cash receipts of $86.0 million from our commercial collaborations;

•	cash receipts of $18.6 million from United States government contracts and grants;

•	$6.8 million borrowed for leasehold improvements and equipment financing under a capital lease facility; and

•	$2.1 million in debt to fund our initial research and development activities.

At September 30, 2005, we had unrestricted cash, cash equivalents and marketable securities of $151.9 million, compared to $23.2 million as of December 31, 2004. During the third quarter of 2005 we completed an initial public offering of our common stock, consisting of 6.9 million shares (including the underwriters over-allotment option) of our common stock at a price of $16.00 per share. Concurrent with the initial public offering and at the same price per share, Pfizer purchased 625,000 shares for $10.0 million as part of its commitment under the Pfizer collaboration agreement. Net proceeds from the initial public offering after deducting underwriters’ fees and offering expenses and the private placement were $110.8 million. Through the nine months ended September 30, 2005, we have received $61.1 million from Pfizer in upfront license fees, sales of common stock, sponsored research fees and expense reimbursements.

We invest in cash equivalents, U.S. government obligations, high-grade municipal and corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income.

	Nine Months Ended September 30,		Change
Summary Cash Flow Information	2005	2004
	(in thousands)
Net cash provided by (used in):
Operating activities	$19,614	$(19,687)	$39,301
Investing activities	9,696	(2,227)	11,923
Financing activities	110,001	20,674	89,327
Exchange rate effect on cash and equivalents	(580)	(98)	(482)

Net increase (decrease) in cash and equivalents	$138,731	$(1,338)	$140,069

Cash and cash equivalents at September 30	$151,921	$12,633	$139,288

Nine months ended September 30, 2005 and 2004:

Net cash provided by operating activities increased $39.3 million from $19.7 million of cash used in operating activities in the nine months ended September 30, 2004 compared to $19.6 million of cash provided from operating activities in the same period in 2005. This increase is primarily due to the $51.1 million upfront license payment and expense reimbursements from Pfizer less the $9.2 million paid to the University of Iowa Research Foundation ($6.5 million related to the $50.0 million Pfizer license agreement and $2.7 million related to deferred royalties related to collaborator payments received prior to 2005) and the $0.2 million paid to Ottawa Health Research Institute.

Net cash provided by investing activities increased $11.9 million from the nine months ended September 30, 2004 compared to the same period in 2005. This increase resulted primarily from increased net maturities of marketable securities to fund operations.

Net cash provided by financing activities increased by $89.3 million to $110.0 million for the nine months ended September 30, 2005 from $20.7 million for the same period in 2004. In 2005, we raised $110.8 million in a public stock offering and private placement with Pfizer compared to $25.1 million raised from a preferred stock financing in 2004. In 2004, we made a $2.4 million repayment in full of a term-loan and had lower payments in 2005 under our capital lease facility due to the scheduled pay down of the U.S. portion of the facility.

Our foreign currency cash balances at our subsidiary in Germany expose us to fluctuations in currency exchange rates. During the nine months ended September 30, 2005, the U.S. Dollar appreciated approximately 13.2% against the Euro, which resulted in a $0.7 million unfavorable translation adjustment when converting our Euro cash balances to U.S. Dollars for financial reporting purposes.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of September 30, 2005:

	Cash Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$8,142	$1,749	$3,383	$1,795	$1,215
Capital leases	1,144	1,081	63	—	—
Long-term debt	2,706	—	2,706	—	—
In-licensed technology	750	150	300	300		*

	$12,742	$2,980	$6,452	$2,095	$1,215

*	Minimum annual license fees of $0.2 million are required through the date of the last patent expiration. As a result of pending patents, we are currently unable to determine the length of this period.

Operating Leases

Our commitments under operating leases shown above consist of payments relating to our real estate lease in Wellesley, Massachusetts, expiring in 2008, our lease in Ottawa, Canada, expiring in 2012, and our two leases in Langenfeld, Germany, expiring in 2007 and 2010.

Capital Leases

We have entered into a capital lease facility agreement with General Electric Capital Corporation, primarily for new laboratory and computer equipment. Based on the terms of the agreement and the type of underlying equipment, each lease extends for a period of 36 or 48 equal monthly payments at a weighed average interest rate of 8.25%. As of September 30, 2005, we have principal and interest obligations of $1.1 million remaining.

Long-term Debt

In 1998, our foreign subsidiary Coley Pharmaceutical GmbH (Coley GmbH) obtained a research and development loan from Technologie-Beteiligungs-Gesellschaft (Tbg). The loan of €1.5 million ($1.9 million at September 30, 2005) was to fund the early research and development of our product candidates. The loan bears interest at 6% annually, with principal payable December 31, 2007 and interest payable semi-annually on March 31 and September 30. An additional contingent fee of 6% annually of the loan principal is payable when the loan is due or earlier if the loan is terminated before its due date by either Coley GmbH or Tbg. We have accrued this contingent fee under the loan as Tbg may, at its sole discretion, request payment of the fee. The minimum contingent fee is 30% of the loan principal. As of September 30, 2005, we have accrued $0.8 million for this potential contingent fee.

In-Licensed Technology

We have also entered into technology in-license agreements with the University of Iowa Research Foundation and the Ottawa Health Research Institute that require us to pay annual license maintenance fees and royalty payments based on license fees, milestones and product royalties received by us from third parties, as well as on products that are sold by us. In 2005, we paid the University of Iowa Research Foundation $6.5 million and the Ottawa Health Research Institute $0.2 million related to the $50.0 million received from Pfizer as an up front license fee payment. In addition, during the third quarter 2005 we remitted to the University of Iowa Research Foundation $2.7 million of deferred royalties related to payments previously received from our other collaborators. Settlement of these previously deferred royalties terminated the University of Iowa Research Foundation’s right to convert this obligation into our common stock.

Clinical Research Organization Contracts

In connection with our Phase II clinical trial in advanced melanoma patients, we have entered into a multi-year contract with a clinical contract research organization for international clinical trial management of this Phase II trial. This contract concluded in the third quarter of 2005 upon completion of the Phase II portion of the melanoma clinical trial.

Funding Requirements

We expect to devote substantial resources to continue our research and development efforts. Our funding requirements will depend on a number of forward-looking factors. These factors include, but are not limited to, the following:

•	the success of our collaborative arrangement with Pfizer for the development and commercialization of ProMune;

•	the scope of our infectious disease program and results of our clinical trials;

•	the advancement of additional product candidates into clinical development;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation or interference costs and the results of such litigation or interference; and

•	our ability to maintain collaborative arrangements and obtain milestones, royalties and other payments from our collaborators, other than Pfizer.

As a public company, we anticipate incurring increases in general and administrative expenses for directors and officers insurance, investor relations and professional fees associated with operating a publicly-traded company. These increases will also likely include the hiring of additional personnel.

All of our drug candidates are currently in preclinical or clinical development. To commercialize our drug candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain required regulatory approvals.

We believe that our cash and cash equivalent balance at September 30, 2005 will be sufficient to finance our working capital and capital requirements for the next 4.0 years. We expect our sources of funding for the next several years to include potential milestone payments relating to ProMune, sanofi-aventis’ drug candidates and VaxImmune, proceeds from our government programs and other collaborative license agreements we may enter into. Although we have no specific plans to raise additional capital in the next two years, we will continue to review our financing options, and if opportunities arise to raise capital on favorable terms, we may avail ourselves of these opportunities.

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

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and supersedes FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS No. 154 will have a significant impact on our results of operations.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

Under the patent policy of the University of Iowa Research Foundation, Dr. Krieg, our scientific co-founder and Chief Scientific Officer, has received approximately $870,000 of the payment we have made to the University of Iowa Research Foundation in royalties related to the $50.0 million we received from Pfizer under our license agreement. In the third quarter of 2005, Dr. Krieg remitted $310,000 to the Company as a partial pre-payment of his loan, which is due in May 2006. In addition, Dr. Krieg will receive a portion of the $2.7 million payment we made to the University of Iowa Research Foundation in the third quarter of 2005.

Forward-Looking Statements

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future products, revenues, expenses, liquidity and cash needs, as well as our plans and strategies. Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current events. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “may,” “will,” and other words and terms of similar meaning. These forward-looking statements are based upon current expectation and we assume no obligation to update this information. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this Quarterly Report on Form 10-Q, including the cautionary information set forth under the heading Risk Factors below.

Risk Factors

Risks Related to Our Business and Strategy

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We have incurred $181.0 million in cumulative net losses from our inception in 1997, and we expect losses to continue for the next several years. Our net loss for the nine months ended September 30, 2005 was $31.0 million, and for the fiscal year ended December 31, 2004 was $34.0 million. To date, we have only recognized revenues through payments for funded research and development and license or collaboration fees and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Actilon, advance our other TLR Therapeutic product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and engage in commercialization activities in anticipation of potential United States Food and Drug Administration, or FDA, approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have limited sources of revenue and if we are unable to secure additional funding, we will have to reduce or discontinue operations.

We will require substantial funds to conduct development, including preclinical testing and clinical trials of our product candidates. We currently believe that our available cash, cash equivalents and marketable securities, expected milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund our anticipated levels of operations through at least the second half of 2009. However, our future capital requirements will depend on many factors including:

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

With respect to control over decisions and responsibilities, major aspects of our activities with Pfizer are governed by a development committee with responsibility over development, regulatory and manufacturing matters. There is also a post-development committee that has responsibility over post-approval matters. Ultimate decision-making authority in each of these committees is vested in Pfizer. With respect to commercialization, Pfizer will generally commercialize ProMune, if approved, pursuant to an exclusive license and pay us a royalty on net sales. Pfizer may terminate the collaboration relationship without cause upon not less than 120 days’ prior written notice. Either party may terminate the collaboration pursuant to an uncured material default, as defined in the license agreement. Any loss of Pfizer as a collaborator in the development or commercialization of ProMune, dispute over the terms of, or decisions regarding, the collaboration or other adverse developments in our relationship with Pfizer would materially harm our business and might accelerate our need for additional capital.

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

Our collaboration partner, Pfizer, has informed us that it submitted to the FDA a request for a special protocol assessment, or SPA, of the two clinical trial protocols for the Phase III clinical trials of PF-3512676 in NSCLC. A special protocol assessment is a review by the FDA of questions related to the design and the size of clinical trials that are intended to form the basis of a New Drug Application. Based on their SPA, Pfizer has informed us that it is proceeding with the initiation of the Phase III NSCLC program for PF-3512676, in which the combination of PF-3512676 with two different standard chemotherapy combination regimens will be compared to chemotherapy alone in two multinational Phase III clinical trials. Any significant change to the protocols for a clinical trial subject to an SPA would require additional FDA input, which could delay implementation of such a change and continuation and completion of the related clinical trial.

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

If we are unable to enter into agreements with additional manufacturers on commercially reasonable terms, or if there is poor manufacturing performance on the part of our third-party manufacturers, we may not be able to complete development of, or market, our TLR Therapeutic product candidates.

If we are unable to retain our management, scientific staff and scientific advisors or to attract additional qualified personnel, we may be unable to develop and commercialize our TLR Therapeutic product candidates successfully and our business efforts will be seriously jeopardized.

Our success depends heavily on the retention of the principal members of our scientific and management personnel, Robert L. Bratzler, Ph.D., our President and Chief Executive Officer, is critical to our ability to execute our overall business strategy. Dr. Arthur M. Krieg, our Chief Scientific Officer and scientific co-founder, has significant and unique expertise in immune system stimulation and regulation using oligonucleotides and related technologies. We currently have key person life insurance on the lives of Drs. Bratzler and Krieg, and we have an employment agreement in place with

Dr. Bratzler. Additionally, we employ several other scientific personnel that we consider important to the successful development of our technology. Any of them could terminate his or her relationship with us at any time and, subject to any confidentiality and non-competition agreement with us, work for one of our competitors. Our future growth and success depends on our ability to recruit and retain qualified scientific and technical personnel. Although we have been successful in recruiting key personnel in the past, we face intense competition from other companies, universities and research institutions for qualified personnel in our field, which may significantly increase the costs of recruiting and maintaining such personnel. If we are unable to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to commercialize a product candidate, sustain our operations or achieve our business objectives.

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

Our patent estate includes, on a worldwide basis, 15 patents issued in the U.S., 57 patents issued in the rest of the world and more than 300 pending patent applications. However, our patents may not protect us against our competitors. The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our patents can be challenged in litigation. Such litigation can involve substantial costs and distraction. If the outcome of such litigation is adverse to us, third parties may be able to use our patented inventions and compete directly with us, without payment to us. Third parties may also be able to circumvent our patents by design innovations. We may not receive any additional patents based on the applications currently pending.

We are aware that a number of pharmaceutical companies and biotechnology companies (including Dynavax Technologies Corporation and Idera Pharmaceuticals, Inc.), as well as universities and research institutions, have filed patent applications that claim technologies the same as or similar to the technologies owned or licensed to us. We cannot determine with certainty at this time whether these patent applications will result in patents that will materially affect our ability to make, use or sell any products or limit our ability to obtain meaningful patent protection from our own patent applications. We do not expect to have resolved for many years the relative strength of our patent position versus these third parties.

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

In order to protect or enforce our patent rights, we may be required to initiate patent litigation against third parties, such as infringement suits or interference proceedings. In addition, others may sue us for infringing on their patent rights or provoke interferences, even if such claims are without merit. Intellectual property litigation is relatively common in our industry and can be costly. Even if we prevail, the cost of such litigation could deplete our financial resources. Litigation is time-consuming and could divert management’s attention and resources away from our business. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could significantly limit our ability to continue our operations.

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

The pharmaceutical and biotechnology industry is highly competitive. Pharmaceutical and biotechnology companies are under increasing pressure to develop new products, particularly in view of lengthy product development and regulatory timelines, expiration of patent protection and recent setbacks experienced by several products previously approved for marketing. We compete with many companies that are developing therapies to stimulate or suppress the immune system, including molecule-based products directed at cancer, infectious diseases, asthma and allergies. Several of these companies are developing products with technologies that are similar to ours. In particular, we are aware of some competitors, including Dynavax, Idera, Intercell, and Cytos Biotechnology, that are pursuing the development of novel drug therapies that are agonists of, or that target, among other things, Toll-like receptor 9. We also face competition in the field of immunotherapy from academic institutions and governmental agencies. Many of our competitors may have greater financial and human resources or more experience in research and development than we have, or both, and they may have established sales, marketing and distribution capabilities. If we or our collaborators receive regulatory approvals for our TLR Therapeutic product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including:

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

We enter into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward foreign exchange contracts are recorded in the consolidated statement of operations. We did not have any open forward foreign exchange contracts at December 31, 2004 or September 30, 2005.

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

From time-to-time, we may enter into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward foreign exchange contracts are recorded in the consolidated statement of operations. We did not have any open forward foreign exchange contracts at September 30, 2005 or December 31, 2004.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

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

Use of Proceeds from Registered Securities

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (Reg. No. 333-124176) in connection with our initial public offering was declared effective by the SEC on August 9, 2005. The offering commenced as of August 9, 2005. The offering did not terminate before any securities were sold. We completed our initial public offering on August 15, 2005 and 6,900,000 shares of our common stock were registered and sold. The underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Lazard Capital Markets LLC and Leerink Swann & Company.

All 6,900,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $16.00. The aggregate price of the offering was $110,400,000. The net offering proceeds to us after deducting total expenses were $100,837,000. We incurred total expenses in connection with the offering of $9,563,000, which consisted of direct payments of:

(i)	$1,650,000 in legal, accounting and printing fees;

(ii)	$7,728,000 in underwriters’ discounts, fees and commissions; and

(iii)	$185,000 in miscellaneous expenses.

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

Item 6.	Exhibits

10.1	Form of Incentive Stock Option Agreement.

10.2	Form of Non-Qualified Stock Option Agreement.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEY PHARMACEUTICAL GROUP, INC.

November 10, 2005	/s/ ROBERT L. BRATZLER, PH.D.
Robert L. Bratzler, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

November 10, 2005	/s/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr.
Chief Financial Officer
(Principal financial and accounting officer)

COLEY PHARMACEUTICAL GROUP

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Incentive Stock Option Agreement

10.2	Form of Non-Qualified Stock Option Agreement

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.