Form 10-K
period 2005-12-31
Coley Pharmaceutical Group, Inc.
filed 2006-03-23
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51472

Coley Pharmaceutical Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1506689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

93 Worcester Street, Suite 101 Wellesley, MA	02481
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 431-9000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 Par Value Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on the Nasdaq National Market on March 17, 2006 was $268,082,365. The registrant has provided this information as of March 17, 2006 because its common equity was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of March 17, 2006, the registrant had 26,174,870 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 21, 2006.

Coley Pharmaceutical Group, Inc. Form 10-K Table of Contents

PART I

Item 1.	BUSINESS

Overview

We are a biopharmaceutical company focused on discovering and developing a novel class of drug candidates for cancers, infectious diseases and respiratory disorders. Our proprietary TLR Therapeutics™ act on a specific class of targets, called Toll-like receptors, or TLRs, found in and on immune system cells which, in turn, direct the immune system to fight disease. We and our collaborators currently have four drug candidates in clinical trials, including our lead product candidate, ProMune™ (CPG 7909 Injection, which is now referred to as PF-3512676 by our partner Pfizer Inc.) for cancers, which is currently in pivotal international Phase III clinical trials, and Actilon™ (CPG 10101) for infectious diseases, which is currently in Phase Ib and Phase II clinical trials for chronic Hepatitis C Virus (HCV).1 Our drug candidates in clinical trials target a specific TLR known as TLR9. We have entered into a license agreement with Pfizer for the development and worldwide commercialization of ProMune. We have also entered into collaborations with sanofi-aventis, GlaxoSmithKline and Chiron Corporation to develop respiratory disease treatments and vaccine adjuvants.

In our randomized Phase II clinical trial of ProMune in combination with chemotherapy for first-line treatment of all of the major histologic subtypes of non-small cell lung cancer, or NSCLC, which was completed in 2005, we observed a potentially meaningful survival benefit in patients receiving ProMune. In this 112-patient clinical trial, involving patients receiving ProMune in combination with standard chemotherapy, we also observed a statistically significant improvement in tumor response rate. We have also observed ProMune’s anti-cancer activity in a Phase II randomized clinical trial in advanced melanoma and in early clinical studies in renal cell carcinoma; non-Hodgkin’s lymphoma; cutaneous T-cell lymphoma, or CTCL; and basal cell carcinoma.

In March 2005, we entered into a series of related agreements with Pfizer under which we granted Pfizer development and worldwide marketing rights to ProMune for the treatment, control and prevention of multiple cancer indications, including NSCLC and breast cancer. Under these agreements, we received a $50 million up-front payment, and may receive up to an additional $455 million in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, and royalties on any future product sales. Pfizer also invested $10 million in Coley by purchasing 625,000 shares of our common stock in a private placement at $16.00 per share concurrent with our initial public offering. Under the terms of our agreement, Pfizer will pay virtually all development, regulatory and commercialization costs for ProMune.

Pfizer has initiated two pivotal Phase III clinical trials of PF-3512676 in advanced first-line NSCLC patients under the Special Protocol Assessment, or SPA, procedure of the U.S. Food and Drug Administration. We expect that Pfizer will explore ProMune as a therapy for breast cancer and other cancer indications as well.

Actilon, our proprietary product candidate for the treatment of HCV, is currently in Phase Ib and Phase II clinical studies. Based on our preclinical data, we believe that Actilon’s stimulation of the patient’s immune system to provide both an immediate and longer-term response will result in increased rates of sustained viral response when used as part of an HCV infection drug treatment regimen. Results from our first Phase Ib trial of Actilon as a monotherapy, which was completed in 2005, demonstrated a dose-dependent reduction of HCV RNA levels over a wide dose range.

In the second half of 2005, we initiated a second randomized Phase Ib clinical trial of Actilon designed as a five-arm clinical study of Actilon alone and in various combinations with current standard of care drugs, pegylated interferon and ribavirin, for the treatment of chronic HCV in subjects who have previously responded to, but subsequently relapsed from an adequate course of pegylated interferon and ribavirin. In February 2006,

[1]	In this Annual Report on Form 10-K, when we refer to Coley’s development efforts for CPG 7909, we refer to the molecule as ProMune. When we refer to Pfizer’s development efforts for CPG 7909, we refer to the molecule as PF-3512676.

we initiated a Phase II clinical study of Actilon in HCV subjects who have failed previous therapy with the current standard of care. This trial is designed to compare the safety and tolerability of two different drug dosing combinations against a third arm of retreatment with pegylated interferon and ribavirin as well as the activity of the regimens in both reducing the concentration of virus in the blood over twelve weeks and in achieving a sustained virologic response, or a sustained reduction in viral load, for six months following the end of 48 weeks of treatment.

We and our collaborator, sanofi-aventis, have discovered and are developing several TLR Therapeutic product candidates for the treatment of certain respiratory conditions. Sanofi-aventis has the right to develop up to four of our TLR Therapeutics for the treatment of asthma, allergic rhinitis and chronic obstructive pulmonary disease, or COPD.

We have partnered VaxImmune™, our vaccine adjuvant, with vaccine companies to boost the immunologic response and potential efficacy of their vaccine products. VaxImmune is being incorporated into vaccine products being developed by our licensees, GlaxoSmithKline and Chiron, to enhance the effectiveness of their vaccines in cancers and infectious diseases.

We also have been awarded three United States government contracts, one of which was completed during 2005. Under one of these contracts, we have advanced VaxImmune into Phase I clinical trials to enhance the immunologic response of anthrax vaccines. These programs have allowed us to further develop and expand our research and development capabilities in areas of interest to us, with the added advantage of reducing our financing needs. In addition, we have been able to leverage our experience gained in these programs by expanding our intellectual property portfolio, while retaining commercial rights to our discoveries.

Product Development Programs

We and our collaborators currently have four TLR Therapeutics in human clinical trials to treat cancers, infectious diseases, asthma and allergy, and to enhance the effectiveness of vaccines. In addition to these clinical-stage programs, we have a number of research programs in development both internally and with our collaborators.

We and our collaborators have the following product candidates in clinical trials:

Product Candidate	Target Indication	Clinical Status	Commercial Rights

PF-3512676 (formerly CPG 7909)	Cancers
	• First-line NSCLC	Phase III	Pfizer

Actilon	Infectious Diseases
	• Hepatitis C	Phase Ib and II	Coley

AVE7279 and AVE0675	Respiratory Diseases
	• Asthma	Phase I*	sanofi-aventis

VaxImmune Vaccine Adjuvant	Various
	• Breast, Prostate and Lung Cancers	Phase I	GlaxoSmithKline
	• Infectious Diseases	Phase I	Chiron

*	On June 17, 2005, the investigational new drug application, or IND, for AVE0675 was placed on a clinical hold by the United States Food and Drug Administration, or FDA, prior to commencing enrollment pending the submission by our collaborator, sanofi-aventis, of additional preclinical data relating to the IND for this product candidate. Sanofi-aventis is working to provide the information requested by the FDA in order to resolve the clinical hold.

Strategy

Our goal is to be a leading biopharmaceutical company focused on the discovery, development and commercialization of TLR Therapeutics that direct the immune system to fight disease. Our strategy to achieve this objective includes the following elements:

•	We intend to maximize the value from our existing commercial collaborations which thus far have been a key component of our corporate strategy and have provided us with financial, development and commercialization resources for our drug candidates, while allowing us to retain significant economic interests in our licensed product candidates.

•	We expect to advance the clinical development of our HCV program by directing our financial, research and development resources and TLR Therapeutic expertise previously focused on the development of ProMune to the development of Actilon for HCV and potentially to other infectious diseases. We intend to develop Actilon for HCV independently through the end of Phase II clinical trials. We believe that we would be able to commercialize Actilon for HCV effectively in North America utilizing a specialist-focused sales force. However, we will determine before starting Phase III clinical trials the commercialization path for Actilon that we believe has the greatest potential to maximize our shareholders’ value.

•	We intend to leverage our research and discovery expertise to identify additional disease areas in which to apply our TLR expertise, and potentially to address these diseases with new TLR Therapeutics that target TLRs other than TLR9, explore the application of TLR antagonists, and expand our clinical pipeline to include additional classes of molecules.

•	We will opportunistically seek to enter into additional partnerships that will enable us to expand the reach of TLR Therapeutics into other areas that require the resources of a larger company to develop and provide us with funding for the development of our other programs. We believe that this strategy may yield a broader and even more diversified product pipeline of potential product candidates in our targeted therapeutic areas.

•	We have developed and intend to maintain a leadership position in TLR-mediated disease intervention.

TLR Therapeutics

The human immune system has ten Toll-like receptors, or TLRs, which enable immune cells to sense threats from both intracellular and extracellular pathogens that can cause human disease. TLRs detect molecules that are unique to foreign invaders, or pathogens, and which distinguish intracellular pathogens, such as viruses, including retroviruses, from extracellular pathogens, such as most bacteria and fungi. To fight off intracellular pathogens, which act by spreading infection inside a cell in the body, certain TLRs help the immune system to mount a type of response that is called a Th1 response. In order to fight off extracellular pathogens, other TLRs help the immune system to mount a type of response that is called a Th2 response.

To date, we have focused our development efforts primarily on compounds targeting one specific TLR, known as Toll-like receptor 9, or TLR9, for the treatment of cancers, infectious diseases and asthma and allergy. TLR9 is found in certain human immune cells, known as plasmacytoid dendritic cells and B cells. TLR9 functions to detect a pattern that is present in the DNA of invading intracellular pathogens, but is not present in the body’s own DNA. When TLR9 detects this pattern, which is called a CpG motif, it triggers a Th1 response.

Our TLR Therapeutics are synthetic compounds that function as agonists, or stimulators, or as antagonists, or blockers, of one or more TLRs that are found in immune cells. TLR Therapeutics currently in clinical development are agonists of TLR9, and they stimulate a Th1 type of immune response. When TLR9 is stimulated by our TLR Therapeutics, we believe it triggers both the innate, or short-term immune response, and adaptive, or sustained immune response. We believe that the highly specific, dual activation by our TLR Therapeutics of the body’s innate and adaptive immune systems differentiates us from many other immune therapy approaches. Other approaches are generally unable to create a sustained effect on the adaptive immune system and non-specifically activate the innate immune system, which can lead to a lack of longer term efficacy and undesirable side effects.

When the immune system fails to be properly stimulated, it can become tolerant to chronic infections or cancer and fail to mount the proper Th1 response that is needed to reject or expel the infection or tumor. By activating the body’s dendritic cells and B cells, TLR9 agonists may reverse the development of immune tolerance to pathogens and cancers, which can result in pathogens or cancerous tumors being appropriately attacked and expelled by the immune system. Our TLR9 agonists also act to redirect the aberrant Th2 immune responses to Th1 immune responses which cause asthma and allergy, as well as potentially other diseases.

Our TLR9 agonists are synthetic oligodeoxynucleotides, comprising short, DNA-like molecules, or oligonucleotides which mimic the CpG motifs found in some pathogens, thereby triggering the body’s immune response. Unlike antisense or gene therapy oligonucleotides, the sequences of our TLR9 agonists are not present in the human genome so they should avoid the negative genetic side effects that have limited these other therapeutic approaches. Furthermore, our TLR Therapeutics are generally designed to be administered once-weekly by convenient subcutaneous injection with relatively low concentrations providing the intended therapeutic effect. The chemical sequences of these product candidates were discovered and developed by our scientists based on the discovery by our scientific co-founder and Chief Scientific Officer, Dr. Arthur Krieg, of the immunostimulatory properties of viral and bacterial DNA in 1994. This discovery and subsequent studies of the structure, activity and mechanism of these molecules by our scientists and collaborators constitute the basis of our broad intellectual property position.

ProMune/PF-3512676 for Cancer

Unmet Medical Need

In 2003, cancer was the second leading cause of death in the United States. The American Cancer Society estimated that in 2005, over 1.3 million people will be diagnosed with cancer in the United States and over 500,000 people will have died of cancer. Worldwide, lung cancer is the most commonly diagnosed cancer, and in the United States, it is the leading cause of cancer deaths for both men and women. Lung cancers are comprised mainly of two types: small cell lung cancer and NSCLC. The American Cancer Society estimated that in 2005, there will be approximately 172,000 new cases of lung cancer in the United States, and approximately 164,000 patients will have died of the disease. NSCLC accounts for approximately 80% of all lung cancer. There are two major histologic subtypes of NSCLC: squamous cell carcinomas, which comprise approximately 20-40% of all NSCLC types, and adenocarcinomas, which comprise approximately 40-55% of all NSCLC types.

Limitations of Current Therapies

Current treatments for cancer include surgery, chemotherapy, and radiation, as well as small molecules, antibodies, hormone therapy, and other targeted agents. Surgical and radiation treatments are limited in their effectiveness because they treat the tumor at a specific site, may not remove all the cancer cells, and are not effective if the cancer has spread beyond its initial site. Chemotherapy can treat the cancer at multiple sites, but causes severe side effects because it destroys healthy cells and tissues as well as cancer cells. In many cases, chemotherapy can only reduce tumors in size and not eliminate them completely, resulting in disease recurrence. Targeted molecular therapies, including antibody and small molecule therapies, have shown promise, but typically are most effective for only subsets of the patient population. Furthermore, all drug therapies, both new and old, have been vulnerable to the emergence of tumor resistance and disease recurrence.

The current standard of care in the United States in first-line, or initial treatment for Stages IIIb and IV NSCLC, is a combination of two chemotherapies, usually a taxane plus a platinum-based therapy, with a documented tumor response rate of approximately 20% and median survival of 7-11 months. This represents the most frequently used FDA-approved first-line treatment option and this treatment has the well-documented and undesirable side effect profile of cytotoxic chemotherapies, relating to damage to normal proliferating cells, such as hair follicles, the lining of the gastrointestinal tract and skin cells.

Numerous studies have been conducted with various chemotherapy regimens in patients with NSCLC. These studies suggest that:

•	First-line treatment of advanced stage patients with two chemotherapy agents is probably superior to treatment with a single agent chemotherapy, although the survival benefit may be limited;

•	With the exception of Genentech’s Avastin, first-line treatment of advanced NSCLC stage patients with three chemotherapy agents has not been shown to be superior to treatment with two agents; and

•	Later-stage or second-line, treatment with chemotherapy is marginally superior to best supportive care.

An article published in the Journal of the American Medical Association on July 28, 2004, which reviewed over 30 trials spanning the past 20 years, concluded that adding a third chemotherapeutic agent to two agent chemotherapy had a weak effect on tumor response and no effect on survival. During the last three years, three cancer drugs, Targretin, Iressa and Tarceva, in combination with standard chemotherapy, have failed to add a survival benefit for first-line NSCLC over standard of care chemotherapy. One agent, Erbitux, is currently in a Phase III clinical trial as an additional agent added to a two chemotherapy drug regimen in first-line settings.

In 2005, Genentech reported results of its Phase III clinical trial for Avastin, involving 878 patients in which Avastin was tested in combination with standard chemotherapy (carboplatin and paclitaxel). The results showed a 22.5% improvement in overall survival in first-line NSCLC patients with adenocarcinoma who were not at high risk of pulmonary bleeding. However, while the Avastin data represented a significant improvement, that trial enrolled only a subset of the NSCLC patient population, excluding those with squamous cell carcinomas and certain cardiovascular diseases. We anticipate that Genentech will file a supplemental Biologics License Application (sBLA) for Avastin in 2006 for the first-line treatment of non-squamous NSCLC. We believe there remains room for further improvement in the treatment of this patient population.

Immunotherapy and Cancer

William B. Coley, the namesake of our company and a pioneer in the field of cancer immunotherapy, demonstrated anti-tumor effects using bacterial extracts that stimulated the immune system in the late 19th century. Although Dr. Coley achieved some success in hundreds of cancer patients treated with his approach, the active ingredient of this extract was unknown, and the workings of the immune system were too poorly understood at the time for this approach to be developed and accepted. In the century since William Coley’s work, much has been learned about the immune system, making possible our application of immune activation to cancer therapy.

While it has been demonstrated in preclinical studies that the immune system can be activated to recognize and mount an attack against cancerous tissue, approaches to activate the human immune system against tumors using vaccines, cytokines and antibodies have met with varying degrees of success. In general, currently available approaches have not stimulated both the innate and adaptive arms of the immune system in a coordinated way at safe and tolerable doses.

Summary of Phase I/II Clinical Trial Development to Date of ProMune

Prior to licensing ProMune to Pfizer, we conducted 10 oncology clinical studies of this product candidate in both hematologic and solid tumors. These studies were in NSCLC, melanoma, recurrent CTCL, renal cell carcinoma, non-Hodgkin’s lymphoma, refractory breast cancer and basal cell carcinoma, and evaluated ProMune as a single agent, in combination with chemotherapy and in combination with monoclonal antibodies. In our clinical trials to date, ProMune has shown:

•	Biological activity across a wide dose range;

•	Dose-related levels of response after subcutaneous administration;

•	A biologically active target dose of 0.2mg/kg per week that is relatively well tolerated;

•	No significant dose-limiting organ side effects, or toxicities, at multiples of the biologically active target dose;

•	Observable anti-tumor activity in the early stage clinical trials of six human cancers we have assessed; and

•	Synergistic effects with chemotherapies and other cancer treatments.

Anti-tumor activity has been demonstrated in Phase II studies with weekly doses of ProMune as a single agent in CTCL, melanoma and in renal cell carcinoma and with weekly doses of ProMune together with chemotherapy in NSCLC and melanoma. In addition, in our Phase II NSCLC study, ProMune in combination with chemotherapy appeared to offer potential for survival benefit over chemotherapy alone. At the time we entered into our licensing agreement with Pfizer, we had three Phase II cancer studies underway, all of which have been subsequently completed.

Under our Pfizer license agreements, Pfizer is now responsible for the direction of PF-3512676’s future clinical development. Based upon the results from our Phase II NSCLC clinical study, Pfizer has initiated two pivotal international Phase III clinical trials of PF-3512676 in NSCLC.

Non-Small Cell Lung Cancer Phase II Clinical Trial

We designed the NSCLC Phase II randomized clinical trial of ProMune to provide a proof of concept of efficacy for ProMune in combination with chemotherapy, to validate our preclinical and early clinical results, to show ProMune’s potential benefit in a patient population deemed to be substantially underserved and known to have rapidly progressing disease, and to provide information required to set the foundation for Phase III clinical trials. Our inclusion criteria included patients with both of the major histologic types of NSCLC, the squamous cell subtype, which represents 20-40% of the overall NSCLC patient population, and the more common subtype, adenocarcinomas.

In the second quarter of 2003, we initiated a randomized, open-label, 23-center international clinical trial of ProMune plus chemotherapy versus chemotherapy alone in patients with advanced Stage IIIb or IV NSCLC but who had not received chemotherapy previously. The trial originally enrolled 83 patients, randomized 2:1 to receive chemotherapy (a taxane and a platinum) plus ProMune, or chemotherapy alone. Therapy was administered for 6 cycles, each of three weeks duration, or until patients experienced disease progression or intolerable toxicity. ProMune was administered subcutaneously at a dose of 0.2 mg/kg, on weeks 2 and 3 of each three-week cycle of chemotherapy. Patients judged to be benefiting from ProMune therapy, could be offered extended treatment with ProMune as a monotherapy. The primary efficacy objective of the study was to compare tumor responses in the two treatment arms based on the RECIST criteria. The secondary endpoint included overall survival for the two treatment groups. Enrollment was completed in the fourth quarter of 2004, and follow-up is on-going for the last patients remaining in the study.

An interim safety and efficacy review of this open-label trial was prepared for discussion with investigators and experts at the June 2004 meeting of the American Society of Clinical Oncology (ASCO). The planned objective tumor response assessments after each of two cycles of therapy indicated clinically meaningful improvements in the rate of tumor responses and overall patient survival. In order to validate these initial findings further, in anticipation of moving forward into Phase III clinical trials, we amended the trial protocol to increase enrollment. In September 2004, we conducted a second interim analysis of the trial after 112 patients were enrolled to prepare for a presentation and discussion with the FDA.

As the data from this second interim analysis supported our previous findings, after 83 patients were analyzed and based on our discussion with the FDA and in consultation with our panel of clinical experts we:

•	closed the study to further enrollment;

•	completed an independent radiographic review of tumor responses; and

•	collected the final response and survival data.

Study Demographics

The demographics and baseline disease characteristics reflect the study criteria and general population of patients with advanced NSCLC who have received no prior chemotherapy. The majority of patients who participated in the study were Caucasian males, with a median age in the chemotherapy-alone arm of 67, and a median age in the chemotherapy plus ProMune arm of 65. The two groups were balanced with a similar subtype of tumor, with equal representation of squamous cell carcinomas and adenocarcinomas in both arms of the trial. There was a higher percentage of patients with advanced (Stage IV) disease (85% versus 62%, respectively) in the ProMune combination arm versus the chemotherapy-alone arm, which would have been expected to bias the results against the ProMune combination arm, because the patients participating in that arm had more advanced disease.

Primary Endpoint

Best overall response assessments showed that 38% of all patients receiving ProMune and chemotherapy together achieved a response, compared to 19% of all patients receiving chemotherapy alone. The best overall response is the best response (complete and partial responses) at any time during the study.

ProMune Objective Responses in NSCLC

Modified Intent To Treat Population: 111 Patients(3)

Best Overall Response	Chemotherapy Alone (37 patients)	Chemotherapy + ProMune (75 patients)
Physician Assessment
Complete Responses	2 (5%)	1 (1%)
Partial Responses	5 (14%)	27 (36%)
Stable Disease	16 (43%)	29 (39%)
Progressive Disease	9 (24%)	13 (18%)
Non-evaluable Patients	5 (14%)	4 (5%)
Composite Endpoints
Overall Response(1) (p-value: 0.048)(2)	7 (19%)	28 (38%)

(1)	Overall Response represents the sum of complete and partial responses according to the RECIST criteria.
(2)	A p-value is a statistical measure of significance. A p-value of less than 0.05 indicates a statistically significant difference at the 95% confidence level, and accordingly these results were statistically significant.
(3)	One patient was removed from the intent to treat population due to ineligibility.

The differences in response rates between the two arms of the clinical trial were confirmed by an independent blinded radiologic review which was conducted after the completion of the trial on available radiologic scans from 91 of the 111 patients.

Survival Endpoints

Secondary endpoints of our Phase II trial of ProMune were overall survival and survival at one year. Interim data as of February 2006 from our Phase II trial of ProMune for these endpoints are shown in the table below.

Survival—Modified Intent to Treat Population

111 Patients

	Survival	P-Value(1)(2)	Hazard Ratio(3)
Overall Survival(4)
Chemotherapy (Median)	208 days
ProMune plus Chemotherapy (Median)	373 days	0.17	0.73
Improvement	79%
Survival at One Year
Chemotherapy	33%
ProMune plus Chemotherapy	50%	0.01	0.65
Improvement	52%

(1)	P-values were calculated based on a comparison of Kaplan-Meier survival curves for the two treatment groups.
(2)	A p-value of less than 0.05 indicates a statistically significant difference at the 95% confidence level, and accordingly, these results were not statistically significant.
(3)	The hazard ratio is a statistical measure of the ratio of death rates between the study group and the control group. A hazard ratio of less than 1 indicates a reduction in the risk of death or progression of disease relative to the control group.
(4)	The above is an interim analysis of survival data from our Phase II clinical trial of ProMune. As a result, this clinical data may change, depending on the survival of the patients remaining in the clinical trial.

Data from this NSCLC Phase II trial were last presented by Pfizer at the European Cancer Conference (ECCO) in Paris, France in November 2005.

Safety

In all clinical trials to date, ProMune has been relatively well tolerated. Following the addition of ProMune to taxane and platinum chemotherapy, first-line NSCLC patients in this trial experienced an expected number of chemotherapy and disease-related serious adverse events and hospitalizations. The addition of ProMune given as a 0.2 mg/kg subcutaneous injection on weeks 2 and 3 of the chemotherapy cycles did not complicate the full dose and schedule of chemotherapy administration.

Except for one serious local reaction at the injection site and one case of acute anaphylactic hypersensitivity, the ProMune side effects were as expected, including moderate fever and transient low levels of white cells in the blood. Local injection site reactions, moderate to severe in less than 10% of the patients, were common due to ProMune’s pro-inflammatory activity. Most patients had some pain, redness, warmth and tenderness at the injection site. There were a few study withdrawals associated with local injection site reactions. Mild systemic symptoms of fever, headache, fatigue, joint pains and muscle pains were common, typically resembling the flu, and were dose related. In addition, approximately 1-2% of all patients receiving ProMune experienced apparent allergic reactions. While several patients required treatment for such reactions, most reactions lasted only a few minutes and resolved without the need for treatment. Lastly, there have been no apparent cases of drug-related autoimmune disease.

Phase III NSCLC Clinical Trials

In November 2005, Pfizer initiated two pivotal international Phase III clinical trials in first-line treatment of advanced NSCLC under the Special Protocol Assessment, or SPA, procedure of the FDA. The purpose of these randomized, open-label, active control studies is to assess the efficacy and safety of PF-3512676 administered in combination with standard of care chemotherapy (paclitaxel/carboplatin or gemcitabine/cisplatin) as first-line treatment in patients with advanced NSCLC and to compare efficacy and safety to standard of care chemotherapy.

The primary endpoint for these Phase III clinical trials is overall survival, with secondary endpoints of overall confirmed objective response rate, duration of response, progression free survival and time to tumor progression. Each of the two Phase III clinical trials are expected to enroll approximately 800 adult patients with Stage IIIb or IV disease who have not received prior chemotherapy or immunotherapy treatment. These trials will include subjects with both of the major histologic subtypes of non-small cell lung cancer: squamous and non-squamous.

Actilon and Infectious Diseases Program

Disease Background and Market Opportunity

Infectious diseases are a significant and increasing threat to public health. We are currently developing Actilon to treat Hepatitis C and intend to explore the potential applications of this product candidate to treat other serious infectious diseases.

There are at least five distinct hepatitis viruses, Hepatitis A, B, C, D and E. Hepatitis C virus, or HCV, which infects the liver and certain immune cells, leads to serious liver diseases such as cirrhosis and liver cancer more frequently than any other form of hepatitis. According to the World Health Organization, HCV infects approximately 170 million people worldwide, including at least 2.7 million in the United States. 10-20% of those chronically infected with HCV will ultimately develop liver cirrhosis, making HCV the leading cause of liver transplants in the United States. The Hepatitis Foundation International estimates that between 8,000 and 10,000 people die in the United States annually from HCV-related cirrhosis or liver cancer. The market for drugs prescribed to treat HCV is currently estimated at $2.5 billion per year and is expected to grow to $5 billion per year by 2007, according to Decision Resources, Inc. This market growth is primarily due to an increase in the number of patients infected with HCV for more than 15 years who are now progressing to advanced liver disease, many of whom have not responded to conventional therapy.

HCV is an RNA virus known to undergo a high rate of mutation that may help it both to avoid control by the immune system and to develop resistance to direct antiviral medications. There are six major genotypes and more than 50 known subtypes of HCV. Each genotype possesses a unique RNA signature in the form of a mutation in its underlying genetic structure. The most common form in the United States, genotype 1, is estimated to account for between 70 and 75% of all HCV infections. Genotype 1 patients have demonstrated a lower response rate to currently available treatments.

Interferon and the Treatment of HCV

Most viral infections in people are followed by a rapid immune response against the virus, and this cures the infection. Unfortunately, for most people who are infected with HCV the immune system is unable to eliminate the virus from the body, and the person develops a chronic infection and then is at risk for serious liver diseases. Spontaneous recovery and clearance of HCV infection is thought to occur only in people whose dendritic cells can respond to the infection by both secreting interferon and triggering a very strong Th1 response that includes the generation of diverse killer T cells against the virus. However, in up to about 80% of persons infected with HCV, the immune system appears to make a Th2 immune response, or an insufficient Th1 response, and the infection becomes chronic.

The standard first-line treatment for HCV is a combination regimen consisting of 24-48 weekly injections of pegylated, or long-acting, interferon and ribavirin. Interferon is believed to block the viral life cycle of HCV at several stages, but the antiviral activity of ribavirin is not completely understood. Interferon treatment replaces what should otherwise have been produced by the body in order to direct an individual’s antiviral defense mechanisms and temporarily reduce the viral levels. When it is effective, the antiviral effects of combination interferon and ribavirin therapy cause a rapid decrease in HCV levels in the blood, even after a single dose. This rapid decrease in viral level during the first 12 weeks of treatment with interferon has been identified as an early virologic response, or EVR, and probably results from the direct antiviral effects of interferon, as well as from the ability of the interferon to activate the innate or short-acting arm of the immune system. Patients that do not achieve an EVR are unlikely to respond to treatment and their treatment is often discontinued.

Virologic responses which are clinically therapeutic must be sustained, and an SVR, or sustained virologic response, is defined as continued suppression of the HCV six months after the completion of therapy. Some patients who achieve an SVR following interferon therapy have been reported to develop a Th1 response against the virus, and it is thought that this adaptive killer T cell response is required for the on-going suppression of the HCV. This sustained anti-HCV response, which involves Th1, appears to be similar to the immune response that occurs spontaneously in the minority of people who recover from the infection on their own. In order to maximize the likelihood of achieving a sustained virologic response with current standard therapy, a 24- or 48-week treatment course of combined interferon and ribavirin is typically required.

Limitations of Current Therapies

Conventional interferon treatment for HCV has several limitations. While it can provide a short-term antiviral effect in many people, this treatment is not efficient at inducing the adaptive immune response that we believe is important for an SVR, perhaps because of the relative lack of dendritic cell activation. Viral RNA level is known to rebound rapidly when interferon therapy is stopped after a few weeks or even after several months of continuous treatment. Currently, genotype 1 HCV patients have only an approximate 50% chance of achieving an SVR, even after 48 weeks of pegylated interferon and ribavirin treatments. In addition, this therapy is associated with serious side effects, including reduced red or white cell counts, bone marrow suppression, neuropsychiatric effects, particularly depression, anemia and flu-like symptoms. Finally, patient adherence to treatment is critical to the success of treatments for all forms of HCV. However, many chronically infected patients are dissuaded from undergoing or continuing this treatment due to the combination of the therapy’s relatively low efficacy and its toxicity, which necessitates frequent monitoring. These significant side effects and compliance challenges are important disadvantages to this current therapy and to successful patient treatment outcomes.

Most of the new HCV treatment approaches that are currently in clinical trials focus on the inhibition of viral proteins and also may have limitations. Such approaches can reduce HCV levels while the patient is on the drug, but may not by themselves elicit a sustained clearing of virus from the blood. Furthermore, given the high rate of viral mutation, the virus may develop resistance to these direct antiviral agents. The antiviral activity of Actilon does not depend on blocking of a specific viral protein, and therefore we believe it is not as likely to be subject to genetic resistance.

Given the limitations of current and experimental therapies for HCV, there is an unmet need for therapies that have an improved side effect profile and show equivalent or superior efficacy, especially in the difficult-to-treat population of genotype 1 patients, and those who have failed to achieve an SVR following interferon and ribavirin therapy.

Actilon and its Advantages

We believe the natural history of HCV provides clues to its treatment. In the genotype 1 infected population, the immune system of approximately 15% to 20% of infected patients spontaneously eliminates acute HCV infection. This recovery is associated with a competent immune response characterized by the body’s own endogenous interferon secretion and NK (natural killer) cell activation, which is, indicative of innate immune system activation and a strong and diverse anti-HCV T cell response, which is indicative of adaptive immune system activation.

Actilon is a synthetic oligodeoxynucleotide and a selective TLR9 agonist which strongly activates interferon production by the plasmacytoid dendritic cells and enhances their ability to activate killer T cells against invaders. Specifically, we believe that Actilon operates through a dual method of action consisting of both innate and adaptive immune antiviral mechanisms. Actilon was designed not only to induce the early short-term innate immune effects that temporarily control the virus, but also to trigger adaptive immunity, with a strong killer T cell response, that we believe may provide sustained anti-infective effects. We believe that Actilon could induce this killer T cell response against HCV more rapidly and more frequently than what occurs using other therapies. We believe Actilon therapy may allow the duration of HCV therapy to be reduced significantly from the current standard 24 weeks for genotypes 2 and 3, and 48 weeks for genotype 1, thereby resulting in reduced toxicity and improved patient acceptance.

Based on results observed in our early clinical trials, we believe that Actilon, like interferon and ribavirin treatment, triggers an innate immune response early in the course of administration in many people. In contrast to conventional interferon therapy, however, we believe that Actilon may cause faster and more effective dendritic cell maturation in the patients, followed by more rapid enhancement of the adaptive immune response that is thought to be required for controlling difficult-to-treat chronic viral diseases, such as HCV. Thus, in HCV, we expect that Actilon therapy may lead to more rapid and more frequent development of a sustained viral response, even in treatment-experienced non-responder patients and in the difficult to treat and most common genotype 1 patients.

We believe that Actilon will be capable of inducing and amplifying potent and natural antiviral mechanisms at relatively well tolerated doses. Based on the preclinical tests we have conducted in infection models, we believe that synthetic TLR9 agonists, such as Actilon, may have broad utility in the treatment and prevention of many types of infections because of their ability to activate both the short-term innate and sustained adaptive responses of the immune system.

Summary of Phase I/II Clinical Development of Actilon

As in our oncology program, our aim in our HCV trials is to answer key clinical development questions on drug dose and schedule, both as a monotherapy and as part of combination regimens, in randomized, controlled trials. Our objective is for clinical data to drive development—first establishing strong results in safety and tolerability, and then systematically and rigorously testing drug activity in various settings to ascertain the potential efficacy as well as any potential limits of the therapeutic program. In this way, we may be able to more fully exploit the mechanism of action and pharmacological properties of Actilon to restore and/or leverage the immune system’s ability to fight or resist disease.

To date, we have undertaken four randomized, controlled studies with Actilon, involving over 150 subjects. The first two studies have been completed. The two on-going studies are designed to determine the safety, tolerability and ability of Actilon to induce antiviral response alone or in combinations with the current standard of care in two difficult to treat patient populations comprised of genotype 1 patients that have either responded to standard of care therapy and then relapsed (relapsed responders) or patients that did not respond to standard of care therapy (non-responders).

•	The first study was a conventional dose-escalation study to establish the compound’s safety in healthy volunteers. This trial met our objectives, which were to demonstrate generally good tolerability and induction of the expected immune response markers.

•	The second Actilon clinical study was a four-week Phase Ib monotherapy trial in chronic HCV patients in which we compared escalating dose levels as well as twice- and once-weekly administration. In this dose-finding study, we observed meaningful reduction of viral RNA with Actilon administered just once weekly at well-tolerated dose levels.

•	The third Actilon clinical study is an on-going 12-week Phase Ib study that has enrolled more than 70 relapsed-responder HCV patients in order to assess Actilon’s safety and activity in various combinations relative to pegylated interferon and ribavirin.

•	The fourth study was initiated in 2006 and is a 48-week Phase II clinical study in a non-responder population of HCV infected patients. This study is designed to assess the activity of two dose levels of Actilon with pegylated interferon and ribavirin against pegylated interferon and ribavirin alone.

We believe that Actilon has the potential to become a component of combination regimens for the treatment of HCV. Our clinical development strategy for Actilon draws on the following four key clinical and scientific observations:

•	Actilon has a unique and complementary dual mechanism of action. Actilon given just once weekly appears to induce both the innate and the adaptive arms of the immune response, whereas interferon stimulates primarily the innate short-term response. Interferon fails to strongly induce a long-term adaptive immune response, which Actilon is designed to accomplish. Since this adaptive response is associated with the occasional spontaneous clearing of acute HCV infection, we believe its induction by Actilon may help to clear chronic HCV infection—especially among patients where interferon treatment has failed.

•	Actilon appears to be synergistic with interferon. Specifically, our in vitro studies have shown that exogenous interferon introduced as a therapy primes blood cells from HCV patients to respond much better to Actilon. We believe adding Actilon to interferon and ribavirin may, therefore, result in a higher sustained virologic response (SVR) rate than treatment with pegylated interferon and ribavirin alone. This suggests to us the strategy of combining Actilon on top of the standard of care, leveraging the synergy between these two forms of treatment, instead of trying to develop Actilon just as a replacement to pegylated interferon.

•	We have observed that TLR agonists can impart clinically relevant activity on top of standard of care without adding treatment-limiting toxicities, based on our experience in developing ProMune. Further, with ProMune, we have shown that we can meaningfully improve the activity of conventional therapies in advanced disease. We hope, in clinical trials with Actilon, also to be able to demonstrate safety and efficacy benefits in our on-going combination therapy Phase Ib and Phase II clinical trials.

•	Focusing on unmet patient need and efficient clinical development, we decided we would test the possibility of establishing an improvement in sustained virologic response or SVR, the gold standard in terms of clinical endpoints for HCV—and in the most difficult to treat patient population treatment-experienced, non-responders. This population is estimated at more than 400,000 people in the US alone. If we can achieve our goal of improving SVR outcomes in this challenging population, we believe that this would be a significant positive factor in the process towards registration and regulatory approval. Beyond this treatment-experienced non-responder population, we also see opportunity in the longer term to evaluate Actilon in HCV treatment naïve populations. If Actilon can improve therapy for difficult to treat non-responders, we believe it is likely to improve current or future therapy for treatment naïve patients as well.

We completed a Phase Ia study of Actilon in healthy volunteers during 2004, in order to establish a profile for dosing in HCV patients for future clinical trials of Actilon. The results of our Phase Ia study follow:

Actilon Phase Ia Clinical Trial

Overview	Designed to assess safety, dose tolerability and immunological activity

Design	Healthy volunteers randomized to receive placebo or Actilon in each of five sequentially higher doses, 8 subjects in each cohort (0.25, 1, 4, 10 or 20 mg). Subsequently amended to include an additional cohort of 8 subjects who received Actilon, 4mg, twice weekly for 4 weeks (6 subjects) or placebo (2 subjects)

Administration	Two subcutaneous injections were administered 14 days apart (group 1) and subcutaneous injection twice weekly for 4 weeks (group 2) Patients evaluated double-blind for 29 days

Safety Results	No drug-related serious adverse events or dose-limiting toxicities Mild injection site reactions and mild-to-moderate flu-like symptoms, consistent with Actilon’s mechanism

Results	Dose-related increases in interferon levels and other markers indicative of innate immune response and potential antiviral activity

Data from this Phase I trial were presented at the Annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) meeting in Washington, DC in November 2004 and at the American Association for the Study of Liver Disease (AASLD) meeting in San Francisco in November 2005.

In 2005, we completed a monotherapy Phase Ib trial of Actilon in predominantly genotype 1 HCV infected patients. The results of this Phase Ib study follow:

Actilon Monotherapy Phase Ib HCV Clinical Trial

Overview	Designed to assess antiviral responses as well as safety and tolerability in patients with chronic HCV, predominantly genotype 1

Design	Adult patients, who had relapsed after or were intolerant of prior interferon, were randomized to receive placebo or Actilon two times weekly or once weekly for 4 weeks with monitoring for up to 4 additional weeks (8 weeks total)

Administration	Eight subjects in each of 5 cohorts received, twice weekly, subcutaneous injections randomized to receive placebo or Actilon in each of 5 sequentially higher doses (0.25, 1, 4, 10 and 20 mg). In two additional cohorts subjects, 8 per cohort, received Actilon, 0.5 or 0.75 mg/kg, or placebo, once weekly

Safety Results	Dose tolerance and laboratory safety were the same in HCV patients as in the normal healthy volunteers observed in our Phase Ia clinical trial

Initial results from the monotherapy Phase Ib clinical trial demonstrated the following dose-related mean log changes in viral load. Safety results were also encouraging, with no dose-limiting toxicities.

Dose(1)	Patients	Number of Patients with Greater than 1 Log Reduction	Mean Maximum Log(2) Change	P-Value(3)
Placebo	13	0	-0.27	—
0.25	6	0	-0.31	NS
1	6	1	-0.95	NS
4	7	2	-0.88	NS
10	7	4	-1.01	<0.05
20	6	5	-1.42	<0.05
0.5	7	4	-1.14	<0.01
0.75	7	6	-1.64	<0.01

(1)	Patients received placebo or 0.25, 1.0, 4.0, 10 or 20 mg Actilon twice weekly, or placebo or 0.5 or 0.75 mg/kg Actilon or placebo once weekly by subcutaneous injection.
(2)	Changes in the presence of a virus in the blood, or viral load reduction, are measured in logs, a measure of overall change. For example, a two-fold decrease in virus corresponds to a 0.3 log viral load change, while a ten-fold decrease in virus corresponds to a 1.0 log viral load change. Mean log change reflects the average of the maximum reduction in HCV RNA observed in subjects during the treatment period.
(3)	A p-value is a statistical measure of significance. A p-value of less than 0.05 indicates a statistically significant difference at the 95% confidence level. Accordingly, these results were statistically significant at dose levels of 10 and 20 mg Actilon administered twice weekly, and 0.5 and 0.75 mg/kg administered once weekly versus placebo. NS= Not Significant (P>0.05)

Data from this monotherapy Phase Ib trial were last presented at the American Association for the Study of Liver Disease (AASLD) meeting in San Francisco in November 2005.

We started a combination Phase Ib clinical trial of Actilon in chronic HCV patients in the third quarter of 2005. This trial is fully enrolled. This trial is designed to investigate the safety, tolerability and antiviral activity of Actilon when administered in combination with pegylated interferon and ribavirin in chronic HCV patients who have previously been treated with pegylated interferon and ribavirin, who achieved a virological response at the end of treatment (ETR) but who subsequently relapsed and did not achieve a sustained virological response. A summary of this trial follows:

Actilon Combination Therapy Phase Ib HCV Clinical Trial

Overview	Designed to assess safety, tolerability and antiviral activity of Actilon in combination with pegylated interferon and ribavirin in patients with chronic HCV, genotype 1

Design	Adult patients, who relapse after prior treatment with pegylated interferon and ribavirin, are being randomized to receive Actilon either alone or in combination with pegylated interferon, or with ribavirin, or pegylated interferon plus ribavirin. Patients in a control treatment arm receive pegylated interferon plus ribavirin. Patients are being treated for 12 weeks. Patients who have an EVR, at least a 2 log reduction in viral RNA after 12 weeks, will be offered the opportunity to continue treatment for an additional 36 weeks

Administration	Twelve patients are planned for each cohort. Actilon is being administered subcutaneously at a dose of 0.2 mg/kg, once weekly. Pegylated interferon is administered at a dose of 1.5µg/kg once weekly and ribavirin at 800-1400 mg daily

Preliminary data from this Phase lb combination study indicate that 12 out of 14 patients (86 percent) receiving a combination of Actilon with pegylated interferon and ribavirin achieved an Early Viral Response (greater than a 2 log reduction in serum HCV RNA at 12 weeks) compared to 8 out of 14 patients (57 percent) who received a control combination of pegylated interferon and ribavirin. At twelve weeks, the Actilon combination therapy resulted in a 3.3 mean log reduction in HCV RNA levels compared to a 2.2 mean log reduction among patients receiving the control combination. The addition of Actilon to current therapies did not have a notable impact on tolerability.

Further analysis of the interim Phase lb combination study data will be presented at the European Association for the Study of the Liver (EASL) meeting in Vienna, Austria in April 2006.

In 2006, we have started a Phase II trial of Actilon in combination with pegylated interferon plus ribavirin in chronic HCV treatment-experienced patients who were previously treated with pegylated interferon plus ribavirin but failed to achieve an EVR. For this patient population other treatment options are very limited, if available at all. Initial results from this trial are expected in the second half of 2006. A summary of this trial follows:

Actilon Phase II HCV Clinical Trial

Overview	Designed to assess the antiviral activity, safety and tolerability of, and the immunological response to, Actilon in combination with pegylated interferon and ribavirin in patients with chronic HCV, genotype 1

Design	Adult patients, who have failed to achieve an EVR after 12 weeks of prior treatment with pegylated interferon and ribavirin, are being randomized to receive Actilon, at one of two doses, in combination with pegylated interferon plus ribavirin. Patients in a control arm are receiving pegylated interferon plus ribavirin. Patients are being treated for 12 weeks. Patients who have at least a 1.5 log decrease in HCV RNA will be permitted to continue treatment for an additional 36 weeks

Administration	Thirty patients are planned for each cohort. Actilon is being administered subcutaneously at a dose of 0.2 or 0.5 mg/kg, once weekly. Pegylated interferon is administered at a dose of 1.5µg/kg once weekly and ribavirin at 800-1400 mg daily

We intend to use information gained from our completed and on-going clinical trials to design and carry out a randomized Phase IIb clinical trial of Actilon beginning in 2006/2007, which will be designed to determine the clinical benefit of treatment with Actilon in treatment-experienced patients with chronic HCV infection. We also plan to characterize the safety of, and response to, different combination treatment regimens involving Actilon, to compare alternative doses of Actilon, and to characterize the activity of Actilon in different HCV patient populations. Our clinical trials of Actilon will also be designed to determine the effects of Actilon on patients’ adaptive killer T cell immune responses to HCV.

Asthma and Allergic Rhinitis Program

Two of our TLR Therapeutics are being developed for asthma and allergic rhinitis in collaboration with sanofi-aventis. In 2001, we granted to Aventis Pharmaceuticals, now sanofi-aventis, exclusive worldwide rights to certain TLR Therapeutics for the treatment of asthma, allergic rhinitis and chronic obstructive pulmonary disease. Preclinical studies, including systematic safety assessments, have been conducted on two compounds that we discovered, AVE7279 and AVE0675, using the inhalation route of administration, and development is continuing under sanofi-aventis management. Dosing of volunteers using an aerosol delivery administration in a Phase I clinical trial of AVE7279 was generally well tolerated, and sanofi-aventis observed pharmacological biomarker responses that were consistent with the Th1-promoting mechanism of action of the drug candidate. Based on these results, sanofi-aventis intends to move forward into clinical trials in patients with asthma using AVE0675.

On June 17, 2005, the IND for AVE0675 was placed on a clinical hold by the FDA prior to commencing enrollment pending the submission by our collaborator, sanofi-aventis, of additional preclinical data relating to the IND for this product candidate. Our collaborator sanofi-aventis is working to provide the information requested by the FDA in order to resolve the clinical hold.

VaxImmune Vaccine Adjuvant Program

VaxImmune, a vaccine adjuvant, was designed to boost the body’s immune response to vaccines with a goal of improving the performance and efficacy of existing and future vaccines for various indications, including cancer and infectious diseases. Our experimental vaccine adjuvant, VaxImmune, is being tested by our collaborators for use with their vaccines.

VaxImmune consists of the same DNA-like compound as ProMune (CPG 7909). When used as a vaccine adjuvant, VaxImmune is co-formulated with an antigen. In addition, the VaxImmune dose level is considerably lower and the administration schedule less frequent than ProMune.

The following is a summary of the clinical status of our VaxImmune adjuvant programs:

Program	Indication	Status	Collaborator	Commercialization Rights

VaxImmune in cancer therapeutic vaccines	Breast, Prostate and Lung Cancer	Phase I	GlaxoSmithKline(1)	GlaxoSmithKline(1)

VaxImmune in HCV prophylactic vaccine	Hepatitis C	IND Accepted	Chiron	Chiron

(1)	Except for the rights granted to GlaxoSmithKline, we have granted an exclusive license to Pfizer to develop and use VaxImmune in cancer vaccines.

We have capitalized on the broad applicability of our TLR9 agonist technology by developing our adjuvant technology with the United States government, and licensing use of VaxImmune to multiple companies, either on a co-exclusive or non-exclusive basis to be used solely as a vaccine adjuvant in infectious disease or cancer vaccines. Through this approach, we have generated approximately $20 million in revenues that we have invested in developing ProMune and Actilon.

Research Programs

In addition to our pipeline of clinical stage product candidates, we also have the following preclinical stage programs:

Target	Drug Candidates	Funding	Commercialization Rights

Inhaled pathogens (including bio-terror agents) and upper respiratory infections	TLR9 agonists	NIAID	Coley

Bio-terror vaccine adjuvants	TLR3, 7, 8 and 9 agonists	NIAID	Coley

Our research spans the development of drug candidates that agonize or antagonize TLRs. All of our product candidates to date are synthetic agonists for TLR9. Our scientists have produced several different classes of TLR9 agonists by combining CpG motifs in different structures that we believe stimulate TLR9 in different ways, leading to distinct immune effects. By slightly altering the structure of our molecules, we have designed them to have different levels of stability in the body, which allows us a certain amount of control over where the molecules go, and their stability after administration to patients. We believe that our understanding of the biology of TLR9 agonists makes it possible for us to design different molecules for treating different diseases.

Recent discoveries made by our scientists and some of our collaborators have revealed that certain RNA molecules are agonists for TLR7 and TLR8, which are related to TLR9. RNA differs from DNA only by the presence or absence of an oxygen atom in the sugar of the nucleic acid. Therefore, much of our knowledge and experience in working to stimulate TLR9 may be applied to our development of new RNA-like drugs to stimulate TLR7 or TLR8. TLR7 activation seems to trigger many of the same effects as are seen with our TLR9 agonists, but TLR8 activation causes a very different pattern of immune activation. We believe that RNA molecules designed to stimulate TLR7 or TLR8 could become useful drugs for treating infectious and other diseases, and we intend to conduct further research in this area.

Commercial Collaborations and United States Government Grants and Contracts

We have entered into collaboration agreements to supplement our own resources in the development and commercialization of our product candidates, contribute to and capitalize on applications outside of our primary therapeutic focus, and to fund the continued development of our technology. Through December 31, 2005, we have received approximately $100 million in proceeds from our commercial collaborations and United States government contracts, and we may receive payments of up to an additional $840 million.

The following is a summary of our current collaborations:

Commercial

Pfizer Collaboration

In March 2005, we entered into a series of agreements with Pfizer under which we have granted Pfizer development and worldwide marketing rights to ProMune. Under the license agreement, we have received a $50 million upfront license fee, and may receive up to $455 million in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, as well as royalties on any future product sales. Pfizer also purchased $10 million of our common stock in a private placement concurrent with our initial public offering.

A primary focus of the agreements with Pfizer is the development and commercialization of ProMune for the treatment, control and prevention of multiple cancers, including first-line treatment of advanced NSCLC and treatment of breast cancer. Pfizer will fund virtually all future development of ProMune including Phase III clinical trials for the first-line treatment of NSCLC, breast cancer and other cancer indications. Pfizer has initiated two pivotal international Phase III clinical trials of ProMune in first-line NSCLC patients.

Pursuant to a separate screening agreement, Pfizer will provide us with funding for the discovery and development of next-generation TLR9 agonists for cancer, which, if successful, would be licensed to Pfizer and could result in additional milestone payments and additional royalties to us.

Under the terms of the license agreement, the license extends until the later to occur of the expiration of the last of the licensed patents which covers the sale of ProMune or any next generation TLR9 agonist licensed by us to Pfizer and the emergence of generic competition for such products, in each case, as determined on a country-by-country basis. Currently, the latest to expire of our patents covering ProMune is scheduled to expire in 2014. We have patent applications pending which, if issued, may provide patent protection for ProMune through 2017.

Pfizer may terminate the collaboration relationship without cause upon not less than 120 days’ prior written notice. Either party may terminate the collaboration relationship upon the bankruptcy of the other party or the commitment by the other party of an uncured material default, as defined in the license agreement.

Upon a change of control of us, as defined in the license agreement, the agreement would remain in effect, although Pfizer would have the right to terminate certain provisions.

Under our license agreements with Pfizer, we had the option to participate in the Phase III development and commercialization of PF-3512676 to treat CTCL. In 2005, we informed Pfizer of our intention not to exercise this option. Although we continue to see promising anti-cancer activity in CTCL, we made a strategic decision to focus our resources on the development of our HCV product candidate, Actilon.

sanofi-aventis Collaboration

We have granted sanofi-aventis a worldwide, exclusive license to certain of our TLR Therapeutics for the treatment of asthma, allergic rhinitis and chronic obstructive pulmonary disease. We are entitled to receive up to an aggregate of approximately $256 million in payments upon the achievement of certain regulatory and commercial milestones by sanofi-aventis, as well as royalties based on net product sales from the selected TLR Therapeutic product candidates that we designed specifically for them. To date, we have received $14 million in payments from sanofi-aventis under this agreement.

This collaboration included a drug discovery program to screen and evaluate TLR Therapeutic product candidates for the indications noted above. In 2003, we completed our efforts, begun in 2001, under the drug discovery program, and sanofi-aventis has selected two candidates from this program for clinical development. Sanofi-aventis completed a Phase I study of one of our TLR Therapeutics in 2004. On June 17, 2005, the planned Phase I clinical trial of AVE0675 was placed on a clinical hold by the FDA prior to commencing enrollment pending the submission by our collaborator, sanofi-aventis, of additional preclinical data relating to the IND for this product candidate. Our collaborator sanofi-aventis is working to provide the information requested by the FDA in order to resolve the clinical hold and commence the clinical trial as promptly as possible.

Sanofi-aventis may terminate the collaboration relationship upon 120 days’ written notice to us due to material, scientific, regulatory, legal, medical or commercial considerations that make it commercially unreasonable for sanofi-aventis to develop or commercialize the products. In addition, sanofi-aventis may terminate the collaboration relationship without cause upon 180 days’ written notice to us; however, sanofi-aventis is required to pay any milestone payments that occur within such 180-day period. Either of us may terminate the collaboration relationship under customary terms included in the agreement, including if the other party commits an uncured material default, as defined in the license agreement, or if the other party is unable to obtain a necessary third-party license on commercially reasonable terms.

This license extends until the later to occur of the expiration of the last of the licensed patents which covers the sale of the TLR Therapeutics licensed by us to sanofi-aventis (currently 2023) or ten years after the first commercial sale of a product covered by such patent rights.

Other Commercial Collaborations

Our other collaboration agreements include the following:

GlaxoSmithKline. Pursuant to two agreements, we have licensed the use of TLR9 agonists to GlaxoSmithKline to be used in the fields of certain cancer and infectious disease vaccines. We have a co-exclusive license agreement with GlaxoSmithKline, pursuant to which we granted GlaxoSmithKline a license to develop and commercialize several prophylactic and therapeutic infectious disease vaccines, as well as a non-exclusive agreement to develop and commercialize vaccines for three cancer indications. Under the terms of these agreements, we are entitled to receive up to $121 million in payments ($77 million for infectious disease vaccines and $44 million for cancer vaccines) representing up-front and various option payments, development and regulatory milestones and royalties based on any future product sales. We have received payments aggregating $19 million ($11 million for infectious disease vaccines and $8 million for cancer vaccines) related to upfront license fees, option fees and patent milestones. GlaxoSmithKline has initiated four clinical studies combining TLR9 agonists with their vaccines.

GlaxoSmithKline may terminate the collaboration relationship without cause upon 90 days’ written notice to us and upon payment of all accrued research and development funding and milestones. Either of us may terminate the collaboration relationship under customary terms included in the agreement, including if the other party commits an uncured material default, as defined in the license agreements.

The cancer vaccine license agreement extends until December 2021. The infectious disease vaccine license agreement extends until December 2018.

Chiron. We have a non-exclusive worldwide license agreement with Chiron to incorporate VaxImmune into multiple prophylactic vaccine candidates for use in multiple infectious disease fields. The agreement provides for potential future payments of up to an aggregate of $12 million upon achievement of development and regulatory milestones and royalties from sales of vaccine products developed. To date, we have received $1 million in payments from Chiron under this agreement. Either of us may terminate the collaboration relationship upon customary terms included in the agreement, including upon an uncured material default by the other party, as defined in the license agreement. This license extends until 2017.

Merial. We originally granted Qiagen, our corporate co-founder and a shareholder, a worldwide exclusive license to certain development and commercialization rights in the field of veterinary products. In 2003, this agreement was amended and assigned by Qiagen to Merial Limited, which is a joint venture between Merck & Co. and sanofi-aventis. Under the terms of the license agreement, Merial is required to pay us royalty payments on product sales and a milestone payment upon Merial’s first regulatory approval of a licensed product in the United States. Merial may terminate the collaboration relationship without cause upon 90 days’ written notice to us and upon termination, any royalty payments due to us become immediately payable. Either of us may terminate the collaboration relationship upon customary terms included in the agreement, including upon an uncured material default by the other party, as defined in the license agreement.

To date, we have received $250,000 in payments from Qiagen (now Merial Limited). We are entitled to receive up to $100,000 in milestone payments upon the first commercial sale of the first four products covered by the patents licensed by us to Qiagen. We are also entitled to receive a royalty on sales of products covered by such patents and, if Qiagen grants a sublicense to these patent rights, a royalty on sublicensing revenue received by Qiagen. The Qiagen license extends until 2023.

Government Contracts and Grants

In 2005, we completed a $12 million, as amended, cost reimbursement contract with the Defense Advance Research Projects Agency, or DARPA, for the development of enhanced vaccines against bio-terror agents, including anthrax. This contract culminated with a Phase I trial which combined our product candidate VaxImmune with our collaborator’s anthrax vaccine. Results from this trial were presented in December 2005 at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) meeting by the principal investigator.

We have a $6.3 million grant from the National Institute of Allergy and Infectious Disease, or NIAID, to perform research and preclinical development in the area of pulmonary innate immune activation for bio-terror defense. We have received $4.3 million to date under this grant. In 2005, this grant was extended for one year, through February 2007.

In 2004, we were awarded a $16.9 million, five-year contract by NIAID to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bio-terror agents. We have received $3.6 million to date under this contract.

Technology In-Licenses

We have an exclusive worldwide license agreement with the Loeb Health Research Institute at the Ottawa Hospital, or OHRI, to develop and commercialize products covered by OHRI technology, including VaxImmune. The agreement requires royalty payments on the sale of products covered by the licensed technology. We have the right to grant sublicenses to third parties, and are required to pay OHRI part of any sublicense revenue received. The term of this license agreement extends until the later to occur of the expiration of the last to expire of the licensed patents which covers the sale of a product (currently 2023) or ten years after the first commercial sale of a product covered by the licensed patents. Either OHRI or we may terminate the license agreement for an uncured material breach of the agreement.

We were not required to make any upfront payments to OHRI with respect to the license agreement, although we did make a stock grant of 8,734 shares of common stock to OHRI and OHRI personnel when the license was amended in September 2001. We have made payments of $431,000 to OHRI, excluding $150,000 related to the $50.0 million received from Pfizer as an upfront license fee payment. Our potential royalties payable to OHRI on sublicenses we have made to Pfizer, sanofi-aventis, GlaxoSmithKline and Merial total $17.1 million related to potential milestone payments under these sublicenses, excluding royalties on future product sales.

We have an exclusive worldwide license agreement with the University of Iowa Research Foundation, or UIRF, to develop and commercialize products covered by certain patented technology of UIRF, including ProMune, Actilon, AVE7279 and AVE0675. This technology was developed by our Chief Scientific Officer and scientific co-founder, while he was at the University of Iowa, among others. We are obligated to pay UIRF royalty payments on net sales of our products incorporating the licensed technology. We have the right to grant sublicenses to third parties and are required to pay UIRF a royalty on any sublicense proceeds. The term of this license agreement extends until the expiration of the last of the licensed patents which covers the sale of a product (currently 2018). UIRF may terminate the license agreement if we are bankrupt or for an uncured material breach of the agreement.

Our license agreement requires us to pay annual license maintenance fees of $150,000 through the date of the last licensed patent to expire (as a result of pending patents, we are currently unable to determine the length of this period). As of December 31, 2005, we have made payments to UIRF of $10.7 million.

Our potential royalties payable to UIRF on sublicenses we have made to Pfizer, sanofi-aventis, GlaxoSmithKline and Merial total $105.4 million related to potential milestone payments under these sublicenses, excluding royalties on future product sales.

We expect to continue to establish new collaborations in order to develop products in indications outside of our therapeutic focus. We believe these relationships will provide us with the ability to capitalize on diseases and markets that represent significant commercial opportunities without the extensive time and costs associated with developing products that require access to additional technologies.

Intellectual Property

We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and forms, their methods of use and processes for their manufacture. In addition to seeking patent protection in the United States, we generally file patent applications in Australia, Canada, Japan, Western European countries and additional foreign countries on a selective basis in order to further protect the inventions that we or our partners consider important to the development of our foreign business. We also rely upon trade secrets and contracts to protect our proprietary information.

As of the date of this annual report, our patent estate, on a worldwide basis, includes 79 issued patents and approximately 375 pending patent applications, with claims covering all of our current clinical stage product candidates. Of the 79 issued patents, 16 are issued in the United States, one in Japan, two in Germany and 60 in countries outside of the United States, Europe and Japan. Three of the issued United States patents, expiring in 2014, relate to ProMune and have claims covering the use of certain oligonucleotides for treating cancer. We also have pending United States applications relating to ProMune which, if issued as patents, would be expected to expire between 2014 and 2017. These applications include claims covering the specific sequence of ProMune, and its use to treat cancer.

One of the issued United States patents, expiring in 2014, relates to Actilon and covers the use of certain oligonucleotides for treating a patient with an infection. We also have pending United States applications relating to Actilon which, if issued as patents, would expire between 2014 and 2023 and would include claims covering the specific sequence of Actilon and its use in treating infection.

Five of the issued United States patents, expiring between 2014 and 2018, relate to VaxImmune and have claims covering the use of certain oligonucleotides for treating cancer and combinations of oligonucleotides and antigens. We also have pending United States patent applications relating to VaxImmune which, if issued as patents, would expire between 2014 and 2023 and would include claims covering specific sequences and their use in treating infection.

We also have patent applications relating to our asthma and allergy product candidates. These patent applications, if issued as patents, would expire between 2014 and 2023. We also have nine other issued United States patents that relate to other potential TLR Therapeutics. We do not currently have any product candidates that rely on these nine patents.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued in the United States are effective for

•	the longer of 17 years from the issue date or 20 years from the earliest effective filing date, if the patent application was filed prior to June 8, 1995; and

•	20 years from the earliest effective filing date, if the patent application was filed on or after June 8, 1995.

In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest effective filing date. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, will expire on dates ranging from 2014 to 2024.

The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patents.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with some of our commercial partners and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third-party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Competition

Our major competitors are pharmaceutical and biotechnology companies, both in the United States and abroad, which are actively engaged in the discovery and development of products that could compete directly with our TLR Therapeutic product candidates in the fields of cancer, infectious diseases, and asthma and allergies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that are likely to become available in the future.

Some competitors, including Dynavax Technologies Corporation, Idera Pharmaceuticals, Inc., Intercell AG, and Cytos Biotechnology AG, are pursuing the development of novel drug therapies that are agonists, that target, among other things, TLR9. We are also aware of other companies that are conducting clinical trials in possible therapeutic applications for compounds that interact with TLR7, such as Anadys Pharmaceuticals, Inc.

There are hundreds of cancer products in the pipeline of numerous pharmaceutical and biotechnology companies, and it is likely that other competitors will emerge. Products which treat lung cancer are currently marketed or in development by Genentech, Inc., Bristol-Myers Squibb Company, sanofi-aventis, AstraZeneca Pharmaceuticals LP, Hoffmann-La Roche, Inc. and OSI Pharmaceuticals, Inc.

In infectious disease products or products under development, specifically for the treatment of HCV, competitors include Hoffmann-La Roche, Inc., Schering-Plough Corporation, Anadys Pharmaceuticals, Inc., Idenix Pharmaceuticals, Inc., Human Genome Sciences, Inc. and Vertex Pharmaceuticals Incorporated.

In asthma and allergy, competitors include sanofi-aventis, GlaxoSmithKline, AstraZeneca and Dynavax.

In vaccine adjuvants, potential competitors include Dynavax, GlaxoSmithKline, Antigenics, Inc. and Idera.

Many of the entities developing and marketing potentially competing products may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we do. These entities also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our ability to compete effectively will depend on our ability to identify and develop viable product candidates and to exploit these products and compounds commercially before others are able to develop competitive products. In addition, our ability to compete may be affected because in some cases insurers and other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. We are not responsible for regulatory matters with respect to the product candidates that we have licensed to others.

United States Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug will vary depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the NDA route for approval, a new biologic will follow the Biologics License Application, or BLA, route for approval, and a drug that claims to be the same as an already approved drug may be able to follow the Abbreviated New Drug Approval, or ANDA, route for approval.

NDA and BLA Approval Process

In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act, and, in the case of biologics, also under the Public Health Service Act, and implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The steps required before a drug or biologic may be marketed in the United States include:

•	completion of preclinical laboratory tests, animal studies and formulation studies under FDA’s good laboratory practices regulations;

•	submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled clinical trials consistent with good clinical practice to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of a New Drug Application, or NDA, or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP; and

•	FDA review and approval of the NDA or BLA.

Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each clinical protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent institutional review board at each site where the trial will be conducted before it can begin at that site. Phase I clinical trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness.

Phase II clinical trials usually involve controlled trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific indications.

Phase III clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase I, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. In connection with the submission of an NDA, an applicant may seek a Special Protocol Assessment or SPA, which is an agreement between an applicant and the FDA on the design and size of clinical trials that is intended to form the basis of an NDA.

Before approving an application, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

Priority Review

The FDA has established priority and standard review classifications for original NDAs and efficacy supplements. Priority review applies to the time frame for FDA review of completed marketing applications and is separate from and independent of orphan drug status and the FDA’s fast track and accelerated approval mechanisms. The classification system, which does not preclude the FDA from doing work on other projects, provides a way of prioritizing NDAs upon receipt and throughout the FDA application review process.

Priority designation applies to new drugs that have the potential for providing significant improvement compared to marketed products in the treatment or prevention of a disease. Hence, even if an NDA is initially classified as a priority application, this status can change during the FDA review process, such as in the situation where another product is approved for the same disease for which previously there was no available therapy.

Post-Approval Requirements

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy.

In addition, holders of an approved NDA or BLA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We and our collaborators use, and will continue to use in at least the near term, third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country-to-country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country-to-country.

Under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

Reimbursement

Sales of biopharmaceutical products depend in significant part on the availability of third-party reimbursement. Each third-party payor may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003, or the MMA, imposes requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology, part of which went into effect in 2004. At this point, it is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country-to-country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Manufacturing

Our current product candidates are manufactured in a simple synthetic process from readily available starting materials. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

We are able to manufacture the quantities of our product candidates necessary for relatively short preclinical toxicology studies ourselves. We believe that this allows us to accelerate the drug development process by not having to rely on a third-party for all of our manufacturing needs. However, we do rely and expect to continue to rely on a number of contract manufacturers to produce enough of our product candidates for use in more lengthy preclinical research. We also depend on these contract manufacturers to manufacture our product candidates in accordance with current good manufacturing practices, or cGMP, for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development. Contract manufacturers are subject to extensive governmental regulation. We have multiple potential sources for the manufacturing of Actilon.

Employees

As of December 31, 2005, we had 136 full-time employees, 35 of whom are Ph.D.s, M.D.s or both, and 3 part-time employees. Our management believes that relations with our employees are good. None of our employees is represented under a collective bargaining agreement.

Insurance

We have liability insurance for our clinical trials. We currently intend to expand our insurance coverage to include the sale of additional commercial products if marketing approval is obtained for any of our drug candidates. Insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against product liabilities.

The Company’s Internet address is www.coleypharma.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

Statements in this Annual Report under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.

The Company does not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risks Related to Our Business and Strategy

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We have incurred $188.1 million in cumulative net losses from our inception in 1997, and we expect losses to continue for the next several years. Our net loss for the fiscal year ended December 31, 2005 was $38.1 million, and for the fiscal year ended December 31, 2004 was $34.0 million. To date, we have only recognized revenues through payments for funded research and development and license or collaboration fees and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Actilon, advance our other TLR Therapeutic product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and engage in commercialization activities in anticipation of potential United States Food and Drug Administration, or FDA, approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have limited sources of revenue and if we are unable to secure additional funding, we will have to reduce or discontinue operations.

We will require substantial funds to conduct development, including preclinical testing and clinical trials of our product candidates. We currently believe that our available cash, cash equivalents and marketable securities, expected milestone payments and reimbursements from Pfizer and other collaborators under our collaboration agreements, and interest income will be sufficient to fund our anticipated levels of operations through at least the next three years. However, our future capital requirements will depend on many factors, including:

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

We depend heavily on the success of our lead product candidate, PF-3512676, which is still under development.

We have invested a significant portion of our time and financial resources since our inception in the development of TLR Therapeutics, including PF-3512676 for the potential treatment of cancer. We anticipate that in the near term our ability to generate revenues will depend primarily on the successful development and commercialization of PF-3512676 for cancers by Pfizer pursuant to our collaboration. The commercial success of PF-3512676 will depend on several factors, including the following:

•	our ability to work effectively with Pfizer under our collaboration during their development of ProMune for cancer;

•	commencement and successful completion of Phase III clinical trials in NSCLC and Phase II clinical trials in other cancer indications;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	if approved, the successful commercial launch of PF-3512676 by Pfizer;

•	producing batches of the active pharmaceutical ingredient used in PF-3512676 in commercial quantities through a validated process; and

•	acceptance of PF-3512676 or competitive products in the medical community and with third-party payors.

If Pfizer is not successful in developing or commercializing PF-3512676, or is significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

The success of PF-3512676 depends heavily on our collaboration with Pfizer, which was established only recently. If Pfizer is unable to further develop or commercialize PF-3512676, or experiences significant delays in doing so, our business will be materially harmed.

In March 2005, we entered into a series of agreements with Pfizer, having as its main focus the development and commercialization of PF-3512676 for the prevention and treatment of cancers. We do not have a significant history of working together with Pfizer and cannot predict the success of the collaboration. The collaboration involves a complex allocation of responsibilities, costs and benefits, provides for milestone payments to us upon the achievement of specified clinical and regulatory milestones and also provides us with royalty-based revenue if PF-3512676 or another product candidate is successfully commercialized. Pfizer is generally responsible for conducting and funding virtually all future development and regulatory approval activities for PF-3512676 in cancers. Pfizer will have significant control over the conduct and timing of development efforts with respect to PF-3512676. Although we have had discussions with Pfizer regarding their current plans and intentions with regard to the clinical development of PF-3512676, we cannot provide any assurance that Pfizer will not revise its plans for PF-3512676. Pfizer’s failure to devote sufficient financial and other resources to the development plan may delay the clinical development of PF-3512676, which could lead to the delay in payment of clinical and regulatory milestones under our agreements with Pfizer and may delay eventual commercialization of PF-3512676 and any royalties we could receive on commercial sales.

With respect to control over decisions and responsibilities, major aspects of our activities with Pfizer are governed by a development committee with responsibility over development, regulatory and manufacturing matters. There is also a post-development committee that has oversight for post-approval matters. Ultimate decision-making authority in each of these committees is vested in Pfizer. With respect to commercialization, Pfizer will generally commercialize PF-3512676, if approved, pursuant to an exclusive license and pay us a royalty on net sales. Pfizer may terminate the collaboration relationship without cause upon not less than 120 days’ prior written notice. Either party may terminate the collaboration pursuant to an uncured material default, as defined in the license agreement. Any loss of Pfizer as a collaborator in the development or commercialization of PF-3512676, dispute over the terms of, or decisions regarding, the collaboration or other adverse developments in our relationship with Pfizer may materially harm our business and might accelerate our need for additional capital.

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

Pfizer has initiated two pivotal Phase III clinical trials of PF-3512676 in advanced first-line NSCLC patients under the Special Protocol Assessment, or SPA, procedure of the U.S. Food and Drug Administration. A Special Protocol Assessment is an agreement between an applicant and the FDA on the design and the size of clinical trials that is intended to form the basis of a New Drug Application. An applicant may decide, or the FDA may require the applicant, to modify the proposed protocol by changing the proposed primary endpoint, the size of the study or otherwise, which may result in a delay in the initiation or completion of the clinical trials that are the subject of the SPA. These changes could result from a change in the standard of care for the proposed indication or other aspects of the protocol for the proposed clinical trials. Any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implantation of such a change and continuation or completion of the clinical trial.

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

Our TLR Therapeutic product candidates are in the early stages of development, and significant additional research and development, financial resources and additional personnel will be required to develop any of our TLR Therapeutic product candidates into commercially viable products and obtain regulatory approval. Currently, only one of our product candidates, PF-3512676, has completed Phase II clinical trials.

In order for PF-3512676 to be approved by the FDA, Pfizer will be required to demonstrate in a much larger scale Phase III clinical trial and to a statistically significant degree that PF-3512676 prolongs survival of patients with NSCLC when used as a first-line treatment in conjunction with the current standard of care. While the results of the Phase II clinical trial of PF-3512676 in the treatment of NSCLC were encouraging and indicated that PF-3512676 may prolong survival, the survival benefit was not demonstrated to a statistically significant degree and could have been attributable to other factors such as the patients in the PF-3512676 arm of the trial being more responsive to the chemotherapy treatment or to the second- and third-line treatments received after the disease progressed following first-line treatment.

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

Although to date the side effects observed in clinical trial participants receiving TLR Therapeutics have been as expected, including moderate fever, transient low levels of white cells in the blood, mild flu-like symptoms, local injection site reactions, one serious local reaction at the injection site and four cases of acute hypersensitivity reactions, we cannot assure you that additional or more severe adverse side effects with respect to our product candidates will not develop in future clinical trials, which could delay or preclude regulatory approval of our product candidates or limit their commercial use.

Product development failure can occur at any stage of clinical trials, and as a result of many factors there can be no assurance that we or our collaborators will reach our anticipated clinical targets. Even if we or our collaborators complete our clinical trials, we do not know what the long-term effects of exposure to our TLR Therapeutic product candidates will be. Such long-term effects may include the incurrence or aggravation of autoimmune disease, as has occurred with some other immunomodulatory drug therapies. Furthermore, our products will be used in combination with other treatments and there can be no assurance that such use will not lead to unique safety issues. Failure to complete clinical trials or to prove that our products are safe and effective would have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations.

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

Only four of our product candidates, PF-3512676, Actilon, VaxImmune, and AVE7279, have advanced to clinical trials and we may be unable to advance additional product candidates into clinical trials. Even if we do successfully enter into clinical trials with additional product candidates, the results from preclinical testing of a product candidate may not be predictive of the results that will be obtained in clinical trials. In addition, positive results demonstrated in preclinical studies and early clinical trials that we complete may not be indicative of results to be obtained in later clinical trials. Clinical trials may take several years to complete, and failure can occur at any stage of testing.

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

We rely on third parties such as contract laboratories and clinical research organizations to conduct, supervise or monitor, some or all aspects of the preclinical studies and clinical trials for our product candidates, and we have limited ability to control any aspects of their activities. In addition, under our collaboration with Pfizer for PF-3512676, Pfizer has complete responsibility for the conduct of clinical trials of PF-3512676 in cancer. Accordingly, we have less control over the timing and other aspects of these preclinical studies and clinical trials than if we conducted them on our own. Third-party contractors may not complete activities on schedule, or may not conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our trial design. The failure of these third parties to perform their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

These contract manufacturers may not be able to manufacture our TLR Therapeutic product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot assure you that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s current Good Manufacturing Practices, or cGMPs. There are comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

Our subsidiaries Coley Pharmaceutical Group, Ltd., or Coley Canada, which is located in Ottawa, Canada, and Coley Pharmaceutical GmbH, or Coley GmbH, which is located in Langenfeld, Germany, expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in United States dollars, but a portion of our financial activity is denominated in Canadian dollars and euros. As a result, changes in the relative values of United States dollars, Canadian dollars and euros could affect gains or losses. Effects of exchange rate fluctuations on our financial condition, operations and profitability may depend on how successfully we manage foreign currency risks. There can be no assurance that steps taken by us to address foreign currency fluctuations, if any, will eliminate the adverse effects of these fluctuations and accordingly, we could suffer losses due to adverse foreign currency fluctuations.

We are required to account for options under our employee stock plans as a compensation expense, which will adversely affect our reported operating results.

We currently disclose pro forma compensation expense quarterly and annually by calculating the option grants’ fair value and disclosing the impact on net income and net income per share in a footnote to the consolidated financial statements rather than in the financial statements themselves. The Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which will require us to record the fair value of all stock options as compensation expense in our consolidated statement of operations which will adversely affect operating results. We adopted SFAS 123R as of January 1, 2006.

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

Our patent estate includes, on a worldwide basis, 16 patents issued in the U.S., 63 patents issued in the rest of the world and more than 375 pending patent applications. However, our patents may not protect us against our competitors. The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our patents can be challenged in litigation. Such litigation can involve substantial costs and distraction. If the outcome of such litigation is adverse to us, third parties may be able to use our patented inventions and compete directly with us, without payment to us. Third parties may also be able to circumvent our patents by design innovations. We may not receive any additional patents based on the applications currently pending.

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

We are currently involved in an interference proceeding surrounding issues of whether we, or a competitor, Dynavax, were first to make the inventions claimed in one of our patents. The Board of Patent Appeals and Interferences dismissed the interference on March 10, 2005, and judgment was entered against Dynavax. Dynavax has appealed the decision. If Dynavax prevails in the appeal, it may result in the loss of some of our issued claims that may be important to protecting our intellectual property rights to PF-3512676, Actilon, AVE7279, AVE0675 or VaxImmune. It may also result in the loss of our ability to obtain issuance of additional claims important to protecting one or more of the TLR Therapeutic product candidates.

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

The pharmaceutical and biotechnology industry is highly competitive. Pharmaceutical and biotechnology companies are under increasing pressure to develop new products, particularly in view of lengthy product development and regulatory timelines, expiration of patent protection and recent setbacks experienced by several products previously approved for marketing. We compete with many companies that are developing therapies to stimulate or suppress the immune system, including molecule-based products directed at cancer, infectious diseases, asthma and allergies. Several of these companies are developing products with technologies that are similar to ours. In particular, we are aware of some competitors, including Dynavax Technologies Corporation, Idera Pharmaceuticals, Inc., Intercell AG, and Cytos Biotechnology AG, that are pursuing the development of novel drug therapies that are agonists of, or that target, among other things, Toll-like receptor 9. We also face competition in the field of immunotherapy from academic institutions and governmental agencies. Many of our competitors may have greater financial and human resources or more experience in research and development than we have, or both, and they may have established sales, marketing and distribution capabilities. If we or our collaborators receive regulatory approvals for our TLR Therapeutic product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including:

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

Risks Related to Our Common Stock

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

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

In addition, stockholders have initiated class action lawsuits against some biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stocks. In the future, our stockholders may pursue similar litigation against us. In general, decreases in our stock price would reduce the value of our stockholders’ investments and could limit our ability to raise necessary capital or make acquisitions of assets or businesses. If a Shareholder instituted litigation on this basis, it could result in substantial costs and would divert management’s attention and resources.

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

We also intend to register all common stock that we may issue under our stock compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to applicable restrictions under the securities laws. If any of these stockholders cause a large number of securities to be sold in the public market, the sale could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 55% of our outstanding common stock. The interests of one or more of these stockholders may conflict with the interests of the other holders of our common stock. These persons, acting together, will be able to exercise significant influence over all matters requiring Shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Provisions of our certificate of incorporation and bylaws may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting or other rights of the holders of our common stock. These provisions include:

•	limiting the persons who can call special meetings of stockholders;

•	prohibiting shareholder actions by written consent;

•	creating a classified board of directors pursuant to which our directors are elected for staggered 3-year terms and the removal of directors only for cause;

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	authorizing our board of directors to issue additional preferred stock with voting rights to be determined by the board of directors.

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

Our change of control agreements with our executive officers, key employees and directors may require us to pay severance benefits to any of those persons who are terminated in connection with a change in control of us.

All of our executive officers and several key employees are parties to change of control agreements providing for the payment of severance benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change of control of us. Change of control agreements with some of our directors provide for acceleration of vesting of their options in connection with a change of control. Accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments under these agreements may discourage or prevent third parties from seeking a business combination with us.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our principal administrative facilities are located in Wellesley, Massachusetts, USA with additional facilities in Langenfeld, Germany and Ottawa (Kanata), Ontario, Canada. We currently lease:

•	18,500 square feet of office space in Wellesley, Massachusetts, USA under a lease expiring December 2008 and with annual lease payments of $629,750;

•	9,000 square feet of office and laboratory space in Langenfeld, Germany under a lease expiring in September 2010 and with annual lease payments of €150,369;

•	4,000 square feet of office space in Langenfeld, Germany under a lease expiring in June 2007 and with annual lease payments of €50,593;

•	27,000 square feet of office and laboratory space in Ottawa (Kanata), Ontario, Canada under a lease expiring in the year 2012 and with annual lease payments of C$346,974.

Item 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings outside the normal course of its business, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock began trading on The Nasdaq Stock Market on August 10, 2005 under the symbol “COLY.” The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by Nasdaq, since the Common Stock commenced public trading:

	Common Stock
	High	Low
2005:
Third Quarter	$18.88	$15.75
Fourth Quarter	$18.98	$14.00
2006:
First Quarter	$15.79	$14.01

Stockholders

As of March 17, 2006, there were approximately 223 stockholders of record of the 26,174,870 outstanding shares of Common Stock.

Dividends

The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Unregistered Sales of Securities

On August 17, 2005, General Electric Capital Corporation, or GECC, exercised a warrant for 9,579 shares of common stock at an exercise price of $5.64 per share. As a result of this cashless exercise, we issued 6,645 shares of common stock. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

On August 17, 2005, GECC also exercised a warrant for 53,220 shares of common stock at an exercise price of $5.64 per share. As a result of this cashless exercise, we issued 36,916 shares of common stock. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

On October 11, 2005, a warrant to purchase 188 shares of common stock at an exercise price of $5.64 per share was exercised by Jan Van de Winkel. The exercise price was paid in cash for aggregate consideration of $1,060. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the quarter ended December 31, 2005.

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

All 6,900,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $16.00. The aggregate proceeds of the offering was $110,400,000. The net offering proceeds to us after deducting total expenses were $100,837,000. We incurred total expenses in connection with the offering of $9,563,000, which consisted of direct payments of:

(i)	$1,650,000 in legal, accounting and printing fees;

(ii)	$7,728,000 in underwriters’ discounts, fees and commissions; and

(iii)	$185,000 in miscellaneous expenses.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity, securities or (iii) any of our affiliates.

The net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2005. The selected financial data for each of the five years in the period ended December 31, 2005 have been derived from the audited consolidated financial statements of the Company. The foregoing consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue
Collaborative agreements	$10,591	$5,964	$4,498	$8,617	$1,015
Government contracts and grants	5,293	8,380	2,050	5,582	—

Total revenue	15,884	14,344	6,548	14,199	1,015

Operating expenses
Research and development	43,046	39,222	28,249	22,430	20,910
General and administrative	11,755	7,725	8,637	10,871	12,006
Royalty expense	1,438	878	522	1,129	156

Total operating expenses	56,239	47,825	37,408	34,430	33,072

Loss from operations	(40,355)	(33,481)	(30,860)	(20,231)	(32,057)
Other income and (expense)
Interest income	2,692	314	262	554	2,004
Interest expense	(473)	(683)	(1,106)	(431)	(130)
Foreign currency gain (loss)	(102)	(46)	1,143	(116)	(103)
Other income, net	5	17	76	67	—

Total other income and (expense)	2,122	(398)	375	74	1,771

Loss before income taxes	(38,233)	(33,879)	(30,485)	(20,157)	(30,286)
Income tax benefit (expense)	169	(102)	(25)	169	—

Net loss	(38,064)	(33,981)	(30,510)	(19,988)	(30,286)
Accretion of redeemable convertible preferred stock	(1,984)	(3,162)	(5,356)	(6,413)	(5,511)
Elimination of redeemable convertible preferred stock dividends	—	—	19,724	—	—

Net loss attributable to common shareholders	$(40,048)	$(37,143)	$(16,142)	$(26,401)	$(35,797)

Net loss per share attributable to common shareholders
Basic and diluted net loss per share attributable to common shareholders	$(3.68)	$(37.31)	$(16.20)	$(26.44)	$(37.24)

Weighted average shares used to compute basic and diluted loss per share attributable to common shareholders(1)	10,882	995	996	998	961

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$142,986	$23,203	$27,971	$14,159	$37,306
Working capital	123,659	13,641	19,398	10,203	27,856
Total assets	161,224	36,090	44,824	33,983	47,806
Current liabilities	24,646	12,507	12,235	12,135	10,706
Long term deferred revenue	39,628	11,840	12,519	11,803	12,716
Long term debt obligations	2,689	3,731	6,679	2,491	2,169
Redeemable convertible preferred stock	—	145,631	117,549	100,692	90,971
Total shareholders’ equity (deficit)	93,886	(137,619)	(104,158)	(93,138)	(68,932)

(1)	On July 20, 2005, we effected a 1-for-4.58 reverse stock split of our issued and outstanding shares of common stock. All share and per share amounts have been adjusted to reflect the reverse split.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a biopharmaceutical company focused on discovering and developing TLR Therapeutics, a novel class of drug candidates for cancers, infectious diseases and respiratory disorders. We began operations in 1998. Independently and with our collaborators, we currently have four drug candidates in clinical trials, including our lead product candidate, PF-3512676 for cancers, which is currently in pivotal international Phase III clinical trials, Actilon for infectious diseases, which is currently in Phase Ib and Phase II clinical trials, and two product candidates being developed by our collaborators.

Our strategy has been to advance our cancer drug development program to a point where we could enter into a collaboration with a third-party and then focus our financial and development resources on advancing our infectious disease program. Since our inception, we have generated significant losses while we or our collaborators have advanced our products into clinical trials. As of December 31, 2005, we had accumulated a deficit of $188.1 million.

Our most advanced product candidate, PF-3512676, was licensed to Pfizer Inc. in March 2005. Pfizer will fund virtually all future development, regulatory and commercialization costs for PF-3512676. Subsequent to this license, we expect to continue to spend significant amounts on the discovery and development of TLR Therapeutics for infectious diseases, and expand our research and development programs for new TLR Therapeutics for additional disease indications and advance new product candidates into clinical development from our existing research programs.

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

Most of our expenditures to date have been to discover and develop our pipeline of product candidates, to develop our product technology platform and to seek or obtain patents for our intellectual property. Research and development expenditures through December 31, 2005 were related primarily to the development of our lead product candidates, PF-3512676 and Actilon, and to filing patent applications on our inventions. Our patent estate, on a worldwide basis, includes 16 patents issued in the U.S., 63 patents issued in the rest of the world and more than 375 pending patent applications.

International Operations

At December 31, 2005, we have 136 full-time employees located in the United States, Canada and Germany. We coordinate program management, drug development, clinical and regulatory activities from our corporate offices in Wellesley, Massachusetts. Our pharmacology and clinical laboratories are located in Ottawa, Canada, with drug discovery research and chemical development conducted in Langenfeld, Germany. We conduct and manage clinical trials in the United States, several European countries and Canada using primarily internal resources. We employ contractors to manufacture, package, inventory and distribute our product candidates for preclinical and clinical development.

On-going Clinical Programs

Cancer

At December 31, 2005, substantially all PF-3512676 clinical trials conducted by us have been completed.

We have been reimbursed $1.2 million by Pfizer for the external costs associated with the conduct of PF-3512676 trials through December 31, 2005.

Infectious Disease

As a result of licensing PF-3512676 to Pfizer, we have shifted our internal product development focus from oncology to concentrate on our on-going work in infectious diseases. Our lead product candidate for the treatment of infectious diseases is Actilon.

The status of Actilon clinical trials as of December 31, 2005 is as follows:

Trial	Indication	Enrollment Status
Phase Ib monotherapy	Hepatitis C	Completed in 2005
Phase Ib combination therapies	Hepatitis C	Fully enrolled

In February 2006, we started a Phase II study of Actilon in combination with pegylated interferon plus ribavirin in treatment-experienced chronic HCV patients who were previously treated with the standard of care (pegylated interferon plus ribavirin) but failed to achieve an early viral response (EVR). Initial results from this trial are expected in the second half of 2006. External costs for this trial are estimated to be approximately between $2.0 and $2.5 million. Pegylated interferon and ribavirin are being provided by Schering–Plough at no cost for this trial.

Consistent with our ProMune clinical development strategy, we plan to use the results of our Phase Ib and Phase II clinical trials to determine our Actilon clinical development strategy in HCV before proceeding into large scale Phase IIb efficacy clinical trials.

We are independently developing and funding Actilon’s clinical development, with Schering-Plough supplying pegylated interferon and ribavirin at no cost for certain clinical trials.

United States Government Contracts and Grants

As of December 31, 2005 gross proceeds of $14.8 million remained to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as potential reimbursement for our employees’ time and benefits and other expenses related to performance under the various contracts. Funding of these government contracts and grants beyond the United States government’s current fiscal year are subject to annual congressional appropriations.

The status of our United States government contracts and grants, in millions, is as follows:

Program Title	Agency		Program Total	Total Received Through December 31, 2005	Remaining Amounts to be Received as of December 31, 2005	Contract/ Grant Expiration
Pulmonary Innate Immune Activation for Bio-terror Defense	NIAID	(1)	$6.3	$4.3	$2.0	2007
Activation of Innate Immunity by CpG DNA for Broad Spectrum Protection Against Pathogens	DARPA	(2)	12.0	11.7	—	2005
Innate Immune Receptors and Adjuvant Discovery	NIAID		16.9	3.6	13.3	2009

Total			$35.2	$19.6	$15.3

(1)	National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health
(2)	Defense Advanced Research Projects Agency, part of the Department of Defense

Our DARPA contract was completed in 2005. This contract culminated with a Phase I trial which combined our vaccine adjuvant candidate, VaxImmune, with our collaborator’s anthrax vaccine.

During 2005, our Pulmonary Innate Immune Activation for Bio-terror Defense contract term was extended by NIAID for one year from 2006 to 2007.

Research and Development

Risks and Uncertainties Associated with Research and Development Activities

Most of our product development programs are at an early stage; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective, may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking United States Food and Drug Administration, or FDA, approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

Cost Allocations

Our research and development efforts fall under three broad categories: basic research and preclinical activities, clinical trials and related drug development activities and government programs.

We have many projects on-going at any one time. We have the ability to utilize our financial and human resources across our three broad research categories. Our internal resources, employees and infrastructure, are not directly tied to any individual project and are typically deployed across all three research categories.

We do not record or maintain information regarding the costs incurred for our basic research on a program specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

In 2004, we began to identify external clinical trial and drug development expenses by product candidate.

Expenses related to government programs are tracked separately from our other programs.

Research and Development Expenses—2003 to 2005

Our research and development costs from 2001 to 2005 were principally related to our preclinical and clinical development program for ProMune. From 1999 to 2003, we conducted ten exploratory clinical trials with ProMune as a single agent and in combination with other anticancer therapies, including chemotherapy agents in different cancers.

Based on the results of these trials, in 2003 we selected NSCLC and advanced melanoma for further evaluation of ProMune in randomized controlled, multi-center Phase II trials and extended our exploratory Phase I clinical trial in cutaneous T-cell lymphoma, or CTCL, into a Phase II trial. In addition to clinical trials in cancer, during 2003 and 2004, we conducted two clinical trials in infectious diseases.

In 2005 and 2004, we invested approximately $9 million and $10 million, respectively, in external expenses for the clinical development of our product candidates. In 2005, as we transitioned our oncology program to Pfizer, we increased our HCV external program expenditures. We expect Actilon clinical trial and drug development expenses to increase further in 2006 as we initiate Phase II studies.

The following summarizes our research and development expenses for the three years ended December 31, 2005:

	Year ended December 31,
Research and Development Expenses	2005	2004	2003	2005 – 2003 Increase/(Decrease)
	(in thousands)
Basic research and preclinical expense	$12,286	$11,084	$10,667	$1,619
Clinical trials and drug development expense:
Internal expenses	8,659	7,936
External expenses:
Actilon	5,559	2,469
ProMune	2,924	7,590
Other potential product candidates	306	28

Total external expenses	8,789	10,087
Total clinical trials and drug development expense	17,448	18,023	12,768	4,680
Government program expense	4,403	6,663	1,448	2,955
Stock compensation expense	7,326	1,653	1,614	5,712
Depreciation and amortization expense	1,583	1,799	1,752	(169)

Total research and development expenses	$43,046	$39,222	$28,249	$14,797

Total research and development expenses increased by $14.8 million to $43.0 million in 2005 from $28.2 million in 2003 due primarily to:

•	$5.7 million increase in non-cash stock compensation expense resulting from options issued when Coley was a private company.

•	$4.7 million increase in clinical trials and drug development expense due primarily to an increase in our external program spending for our ProMune and Actilon product candidates.

•	$3.0 million increase in government program expense due primarily to the addition of our second NIAID program in 2004.

The United States Government reimburses us for expenditures incurred on their programs.

In 2005, Pfizer began reimbursing us for PF-3512676 drug development and clinical trial expenses. Reimbursed expenses and development milestones billed to Pfizer in 2005 totaled $1.8 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2005. However, we believe that the following critical accounting policies relating to revenue recognition, stock-based compensation expense and clinical trial expenses are important to understanding and evaluating our reported financial results.

Pfizer Revenue Recognition

In March 2005, we entered into a series of agreements with Pfizer under which we have granted Pfizer development and worldwide marketing rights to ProMune. Under this license agreement, we have received a non-refundable $50.0 million upfront license fee from Pfizer and may receive up to $455.0 million in milestone payments, as well as royalties on any future product sales. The timing of cash received from Pfizer differs from revenue recognized for financial reporting purposes. The Pfizer upfront license fee is being recognized ratably over a 44-month period, which is the expected period of our performance obligations from the effective date of the agreement, May 6, 2005. As of December 31, 2005, we have recognized $9.1 million of this fee and have deferred $40.9 million.

As part of our agreement with Pfizer, we will be reimbursed for development services incurred on their behalf over a three-year period beginning January 2006 as well as virtually all on-going PF-3512676 external clinical development costs. Development services and reimbursed costs will be recognized when received over the same 44-month period previously described. Pursuant to a separate screening agreement with Pfizer, funding will be provided to us by Pfizer for the discovery and development of next generation TLR9 agonists for cancer, which if successful, would be licensed to Pfizer and could result in additional development milestone payments and additional royalties to us. As of December 31, 2005, we have received a $0.6 million upfront milestone payment under this agreement and $1.2 million of reimbursed expenses. The upfront payment and reimbursed expenses will be recognized as revenue over the same 44-month period described above. Costs associated with these activities are being expensed as incurred.

We have made a determination to treat the license and screening agreement as one unit of accounting. The period of performance has been determined to be 44 months, which represents the latest point of our delivery of services, which is the conclusion of the development services described above. Accordingly, upfront payments and contingent non-substantive milestones will be recognized ratably over a 44-month period beginning with the effective date of the Pfizer agreements and extending through 2008. This revenue recognition period corresponds to the period over which we are providing Pfizer research and development services. Since these services have not been defined, we are not able to predict a pattern of our performance; as a result, we have adopted the straight line method to recognize revenue. If the Coley performance period extends beyond the estimated 44 months, our revenue recognition period would be extended as well.

Stock-Based Compensation Expense

Stock-based compensation expense, which is a non-cash charge, results from estimating the fair value of stock options on the date they were granted and recognized over the related service period.

In August 2005, we completed our initial public offering and began trading on the Nasdaq National Market. In the absence of an active market for our common stock prior to August 2005, the exercise price of our stock options on the date of grant was determined by our Board of Directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible redeemable preferred stock offerings, estimates of the sale value of our company to a buyer and estimates of a potential price per share in an initial public offering of our common stock. Subsequent to August 2005, the exercise price of our employee option grants are based on the market value of our common shares.

Clinical Trial Expenses

Clinical trial costs are a significant component of research and development expenses. We contract with third parties that perform certain clinical trial activities on our behalf in the on-going development of our product candidates. The financial terms of these contracts with clinical trial sites and contract research organizations are subject to negotiation and vary from contract to contract. We accrue and expense costs for clinical trial activities as follows:

•	Clinical trial site costs—we develop a standard per patient cost through discussion with internal clinical personnel and recognize these costs over the patients treatment time in the clinical trial.

•	Contract research organization costs—we accrue and expense costs based upon estimates of the percentage of work completed over the life of the individual study in accordance with the agreements established with these organizations. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of services and the agreed upon fee to be paid for such services.

We monitor patient enrollment levels and related activities to the extent possible, however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Results of Operations

Years Ended December 31, 2005 and 2004

Revenue: Revenue increased by $1.5 million to $15.9 million in 2005 from $14.4 million in 2004, an increase of 10.7%.

	Year ended December 31,		Increase/ (Decrease)
Revenue	2005	2004
	(in thousands)
Collaborator:
Fees recognized over performance period	$10,328	$728	$9,600
Milestones recognized when earned	—	5,000	(5,000)
Cost reimbursement and other	263	236	27

Total collaborator	10,591	5,964	4,627
Government	5,293	8,380	(3,087)

Total Revenue	$15,884	$14,344	$1,540

Collaborator revenue increased by $4.6 million in 2005 compared to 2004. This increase was primarily due to:

•	fees recognized over our performance period increased $9.6 million in 2005 due to our licensing agreement with Pfizer; and

•	milestones recognized when earned decreased by $5.0 million as a result of a milestone payment from sanofi-aventis in 2004. This milestone resulted from their initiation of a Phase I clinical trial with AVE7279. Since our performance under this agreement was complete, we recognized the milestone when earned.

Government revenue decreased by $3.1 million in 2005 compared to 2004. This decrease is attributable to the expiration of our DARPA contract which expired in 2005.

Research and development expenses: Research and development expenses increased $3.8 million to $43.0 million in 2005 from $39.2 million in 2004, an increase of 9.7%.

	Year ended December 31,		Increase/ (Decrease)
Research and Development Expenses	2005	2004
	(in thousands)
Basic research and preclinical expense	$12,286	$11,084	$1,202
Clinical trials and drug development expense	17,448	18,023	(575)
Government program expense	4,403	6,663	(2,260)
Stock compensation expense	7,326	1,653	5,673
Depreciation and amortization expense	1,583	1,799	(216)

Total research and development expenses	$43,046	$39,222	$3,824

Basic research and preclinical expense increased by $1.2 million in 2005 compared to 2004. This increase is due to higher compensation expense of $1.3 million and external research and lab supply expenses of $0.5 million, offset by $0.6 million in lower legal expenses for a patent interference proceeding with a competitor at the United States Patent and Trademark Office. Basic research and preclinical expense includes discovery research, chemical development, pharmacology, product development and patent related legal costs related to our internal research programs.

Clinical trials and drug development expense decreased by $0.6 million in 2005 compared to 2004. This decrease was comprised of a $0.7 million increase in internal expenses due to higher compensation expense and a $1.3 million decrease in external expenses. A break-out of external expenses by product candidate follows:

	Year ended December 31,		Increase/ (Decrease)
	2005	2004
	(in thousands)
Internal expenses	$8,659	$7,936	$723
External expenses:
ProMune	2,924	7,590	(4,666)
Actilon	5,559	2,469	3,090
Other TLR Therapeutics	306	28	278

Total external expenses	8,789	10,087	(1,298)

Total clinical trial and drug development expenses	$17,448	$18,023	$(575)

Internal expenses are not tracked by product candidate. Internal clinical trials and drug development expenses were $8.7 million and $8.0 million in 2005 and 2004, respectively. Only external costs are tracked by product candidate.

External expenses for our ProMune program were $2.9 million in 2005, a decrease of $4.7 million over 2004. This decrease was due primarily to lower clinical trial expenses, as enrollment in our Phase II clinical trials in NSCLC and advanced melanoma was completed during 2004.

External expenses for our Actilon program were $5.6 million for 2005, an increase of $3.1 million over 2004. This increase was due primarily to higher clinical trial, toxicology study and drug supply expenses.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our analytical laboratory.

Government program expense decreased by $2.3 million to $4.4 million in 2005 compared to 2004, due to our reduced efforts under our DARPA contract, which completed in 2005. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

Stock compensation expense for research and development employees and consultants increased $5.7 million in 2005 to $7.3 million as compared to 2004. Stock compensation expense for research and development employees and consultants, which is a non-cash expense, is allocated on an employee and consultant specific basis. Stock compensation expense in 2005 of $2.0 million was recognized for fully vested stock options granted to employees, with the remaining $3.5 million increase comprised of $2.1 million of stock compensation expense attributed to the re-measurement of stock options related to the departure from the Company of a former officer in 2005 and the remaining $1.4 million increase represents amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004, prior to our initial public offering (IPO).

Depreciation and amortization expenses for laboratory equipment and leasehold improvements at our research facilities decreased by $0.2 million in 2005 compared to 2004 due to equipment that became fully depreciated in 2005.

General and administrative expenses: General and administrative expenses increased by $4.0 million to $11.8 million in 2005 from $7.7 million in 2004, an increase of 52.2%.

	Year ended December 31,		Increase/ (Decrease)
General and Administrative Expenses	2005	2004
	(in thousands)
Compensation and personnel related expense	$5,503	$4,742	$761
Professional services	1,431	787	644
Facility costs	247	235	12
Stock compensation expense	4,469	1,766	2,703
Depreciation and amortization expense	105	195	(90)

Total general and administrative expenses	$11,755	$7,725	$4,030

The $4.0 million increase in general and administrative expenses in 2005 is primarily attributed to a $2.7 million increase in stock compensation expense and a $1.3 million increase in compensation and public company expenses.

Approximately $1.8 million of the stock compensation expense was associated with the grant of fully vested stock options in the first quarter of 2005, with the remaining $0.9 million increase comprised of $0.2 million of stock compensation expense related to the re-measurement of stock options for employees who left the company in 2005 and the remaining $0.7 million increase represents amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004, prior to our initial public offering (IPO).

Royalty expense: Royalty expense results from royalties paid to the University of Iowa Research Foundation and the Ottawa Health Research Institute related to revenues from collaboration agreements. Royalty expense increased by $0.5 million to $1.4 million in 2005 from $0.9 million in 2004. This increase results primarily from royalties paid to the University of Iowa Research Foundation that were related to the $50.0 million upfront payment received from Pfizer in 2005.

Other income and expense: Interest expense decreased by $0.2 million in as a result of lower interest payments on our declining debt balance under our capital lease facility. Interest income increased by $2.4 million in 2005 reflecting higher average cash and investment balances due to proceeds from our initial public offering, the Pfizer private placement and receipt of an upfront license fee from Pfizer. Foreign currency related losses were essentially unchanged in 2005 compared to 2004. Tax expense decreased by $0.3 million in 2005 due primarily to the recording of a deferred tax asset at our Canadian subsidiary.

Net loss: Net loss increased by $4.1 million to $38.1 million in 2005 from a net loss of $34.0 million in 2004. Major contributors to this increase were:

•	a $2.8 million increase in other income in 2005;

•	a $1.5 million increase in revenue in 2005; and

•	a $8.4 million increase in 2005 operating expenses due primarily to a $8.4 million increase in stock compensation expense, a $1.4 million increase in general and administrative expense for compensation and professional services related expenses offset by a $1.3 million decrease in external clinical trial and drug development expenses.

Years Ended December 31, 2004 and 2003

Revenue. Revenue increased by $7.8 million to $14.3 million in 2004 from $6.5 million in 2003. Revenues from our United States government contracts and grants and the achievement of a clinical development milestone were primarily responsible for this increase. Explanations of changes in each of our revenue classifications follow:

Revenue from our collaborative agreements increased by $1.5 million to $6.0 million in 2004 from $4.5 million in 2003. This was primarily due to:

•	Fees recognized over the performance period decreased $3.5 million in 2004 primarily as a result of the completion of our sponsored research agreement with sanofi-aventis in 2003.

•	Milestones recognized when earned increased by $5.0 million as a result of a milestone payment from sanofi-aventis in 2004. This milestone resulted from their initiation of a Phase I clinical trial with AVE7279. Since our performance under this agreement was complete, we recognized the milestone when earned.

Government contract and grant revenue increased by $6.3 million to $8.4 million in 2004 from $2.1 million in 2003. Of this increase, $4.4 million is due to efforts by us and our sub-contractors under both of our NIAID research agreements. In addition, revenues under our DARPA contract increased by $1.9 million over 2003, reflecting our efforts in filing of a VaxImmune investigational new drug application and an increase in reimbursable expenses attributable to manufacturing and packaging VaxImmune and the subsequent initiation of a Phase I clinical study of VaxImmune combined with anthrax vaccine.

Research and development expenses. Research and development expenses increased by $11.0 million to $39.2 million in 2004 from $28.2 million in 2003. This increase primarily reflects the progress of our Phase II oncology clinical trials and government contract expenses incurred under our three on-going United States government contracts. The following table summarizes the changes in the components of research and development expense between 2004 and 2003.

	Year ended December 31,		Increase/ (Decrease)
Research and Development Expenses:	2004	2003
	(in thousands)
Basic research and preclinical expense	$11,084	$10,667	$417
Clinical trial and drug development expense	18,023	12,768	5,255
Government program expense	6,663	1,447	5,216
Stock compensation expense	1,653	1,614	39
Depreciation and amortization	1,799	1,753	46

Total research and development expenses	$39,222	$28,249	$10,973

Basic research and preclinical expense increased by $0.4 million to $11.1 million in 2004 from $10.7 million in 2003, reflecting our on-going efforts to broaden our TLR Therapeutic drug candidates, product platform technology and related intellectual property portfolio.

Clinical trials and drug development expense increased by $5.3 million to $18.0 million in 2004 from $12.7 million in 2003. We initiated our randomized, international Phase II clinical trials in NSCLC and advanced melanoma in 2003, with escalating enrollment in 2004, followed by completion of enrollment for both trials during 2004. External costs in 2004 for ProMune and Actilon were $10.4 million compared to $6.2 million in 2003. External clinical trial and drug development expenses in 2004 were $7.6 million for ProMune and $2.8 million for Actilon. Prior to 2004, external expenses were not tracked by product candidate. Internal clinical trials and drug development expenses were $6.6 million and $7.6 million in 2003 and 2004, respectively. These expenses increased by $1.0 million in 2004 over 2003 due to additional professional staff.

Government program expense increased by $5.2 million to $6.7 million in 2004 from $1.5 million in 2003, of which $4.3 million was due to subcontractor pass through expenses and other external expenses for toxicology and stability studies and $0.9 million related to our salaries and benefits.

Stock compensation expense for research and development employees and consultants was essentially unchanged from 2003 to 2004.

Depreciation and amortization expenses for laboratory equipment and leasehold improvements at our research facilities were $1.8 million in both 2004 and 2003.

General and administrative expenses. General and administrative expenses decreased by $0.9 million to $7.7 million in 2004 from $8.6 million in 2003. This decrease primarily resulted from $1.2 million in lower expenses stemming from work force reductions and increased stock based compensation expense of $0.3 million. Stock option grants at prices below estimated fair market value of our underlying common stock at the date of grant resulted in an increase in stock-based compensation expense for general and administrative employees.

Royalty expense. Royalty expense increased by $0.4 million to $0.9 million in 2004 from $0.5 million in 2003. This increase results primarily from royalties to the University of Iowa Research Foundation that were related to the $5.0 million sanofi-aventis milestone payment received in 2004.

Other income and expense. Interest expense decreased by $0.4 million in 2004, as a result of lower interest payments on our declining debt balance under our capital lease facility. Interest income increased by $0.1 million in 2004 reflecting higher average cash and investment balances. Foreign currency related transactions resulted in a $0.1 million loss in 2004, but created a gain of $1.1 million in 2003.

Our foreign subsidiaries, Coley Canada and Coley GmbH, rely on the United States parent company to fund their research operations. The settlement of inter-company balances throughout the year creates gains and losses, which are recorded in the income statement. In addition, in 2003, two transactions generated $0.8 million in foreign exchange gain:

•	Re-measurement gain on debt. The Canadian dollar strengthened against the United States dollar resulting in a foreign currency re-measurement gain of $0.5 million on United States dollar denominated debt held by Coley Canada.

•	Settlement gain on inter-company debt. Coley GmbH repaid to the United States parent company a €1.8 million loan, resulting in a $0.3 million gain.

Net loss. Net loss increased by $3.5 million to $34.0 million in 2004 from a net loss of $30.5 million in 2003 primarily resulting from our increased cancer and infectious disease clinical trial and drug development expenses of $5.3 million, offset by an increase of $1.1 million in contribution from our government programs and a $0.9 million reduction in general and administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 1998, we have funded our operations primarily through:

•	proceeds of $145.6 million from private placements of preferred stock and warrants;

•	proceeds of $110.8 million from our initial public offering and concurrent private placement of common stock to Pfizer;

•	cash receipts of $86.6 million from our commercial collaborations;

•	cash receipts of $19.6 million from United States government contracts and grants;

•	$6.8 million borrowed for leasehold improvements and equipment financing under a capital lease facility; and

•	$2.1million in debt to fund our initial research and development activities.

At December 31, 2005, we had unrestricted cash, cash equivalents and marketable securities of $142.9 million, compared to $23.2 million as of December 31, 2004. During 2005 we completed an initial public offering of our common stock, consisting of 6.9 million shares (including the underwriters over-allotment option) of our common stock at a price of $16.00 per share. Concurrent with the initial public offering and at the same price per share, Pfizer purchased 625,000 shares for $10.0 million as part of its commitment under the Pfizer collaboration agreement. Net proceeds from the initial public offering after deducting underwriters’ fees and offering expenses and the private placement were $110.8 million.

We have received $61.7 million from Pfizer in upfront license fees, sales of common stock, sponsored research fees and expense reimbursements.

We invest in cash equivalents, U.S. government obligations, high-grade municipal and corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income.

	Year Ended December 31,			Change
Summary Cash Flow Information	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,128	$(27,718)	$(22,425)	$38,846	$(5,293)
Investing activities	(47,353)	3,626	(16,476)	(50,979)	20,102
Financing activities	109,619	22,918	39,376	86,701	(16,458)
Exchange rate effect on cash and equivalents	(673)	393	(184)	(1,066)	577

Net increase (decrease) in cash and equivalents	$72,721	$(781)	$291	$73,502	$(1,072)

Cash and cash equivalents at December 31	$85,911	$13,190	$13,971	$72,721	$(781)
Marketable securities at December 31	57,075	10,013	14,000	47,062	(3,987)

Cash and cash equivalents and marketable securities at December 31	$142,986	$23,203	$27,971	$119,783	$(4,768)

Years Ended December 31, 2005 and 2004

Net cash provided by operating activities increased $38.8 million to $11.1 million of cash provided by operations compared to $27.7 million of cash used in operating activities in 2004. This increase is primarily due to the $51.7 million of payments received from Pfizer less $9.2 million in current and prior year royalties paid to the University of Iowa Research Foundation and $0.2 million in current year royalties paid to Ottawa Health Research Institute.

Net cash used in investing activities increased $51.0 million to $47.4 million from $3.6 million provided by investing activities in 2004. This increase primarily results from the partial investment of cash received from our Pfizer licensing agreement and private placement and our IPO.

Net cash provided by financing activities increased by $86.7 million to $109.6 million for 2005 from $22.9 million in 2004. In 2005, we raised $110.8 million in a public stock offering and private placement with Pfizer compared to $25.1 million raised from a preferred stock financing in 2004. In 2004, we made a $2.4 million repayment in full of a term-loan and had lower payments in 2005 under our capital lease facility due to the scheduled pay down of the U.S. portion of the facility.

Our foreign currency cash balances at our subsidiary in Germany expose us to fluctuations in currency exchange rates. During 2005, the U.S. Dollar appreciated approximately 14.4% against the Euro, which resulted in a $0.7 million unfavorable translation adjustment when converting our Euro cash balances to U.S. Dollars for financial reporting purposes.

Years ended December 31, 2004 and 2003

Net cash used in operating activities increased $5.3 million to $27.7 million in 2004 from $22.4 million in 2003. This increase in cash used in operations is due primarily to clinical trial and drug development expenses associated with our cancer and infectious disease programs.

Net cash provided by investing activities increased $20.1 million in 2004 to $3.6 million from net cash used of $16.5 million in 2003. This increase resulted primarily from a $17.5 million change in net purchases and sales of marketable securities and a $2.6 million reduction in purchases of property and equipment in 2004.

In 2003, we moved to a new pharmacology facility in Ottawa, Canada and invested $1.8 million in leasehold improvements and $1.0 million in new lab equipment. From 2002 to 2003, we invested $4.4 million in this facility. In 2003, we also began investing proceeds from our preferred stock offerings in marketable securities.

Net cash provided by financing activities decreased $16.5 million to $22.9 million in 2004 from $39.4 million in 2003. In 2004, we raised $9.2 million less from preferred stock financings than in 2003, borrowed $7.0 million less than in 2003, made $3.3 million more in debt repayments than in 2003 and received $2.8 million more from the release of restricted cash than in 2003.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of December 31, 2005:

	Cash Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$7,333	$1,612	$3,104	$1,555	$1,062
Capital leases	747	747	—	—	—
Long-term debt	2,689	—	2,689	—	—
In-licensed technology	750	150	300	300	*

	$11,519	$2,509	$6,093	$1,855	$1,062

*	Minimum annual license fees of $0.2 million are required through the date of the last patent expiration. As a result of pending patents, we are currently unable to determine the length of this period.

Operating Leases

Our commitments under operating leases shown above consist of payments relating to our real estate lease in Wellesley, Massachusetts, expiring in 2008, our lease in Ottawa, Canada, expiring in 2012, and our two leases in Langenfeld, Germany, expiring in 2007 and 2010.

Capital Leases

We have entered into a capital lease facility agreement with General Electric Capital Corporation, primarily for new laboratory and computer equipment. Based on the terms of the agreement and the type of underlying equipment, each lease extends for a period of 36 or 48 equal monthly payments at a weighed average interest rate of 8.25%. As of December 31, 2005, we have principal and interest obligations of $0.8 million remaining.

Long-term Debt

In 1998, our foreign subsidiary Coley Pharmaceutical GmbH (Coley GmbH ) obtained a research and development loan from Technologie-Beteiligungs-Gesellschaft (Tbg). The loan of €1.5 million ($1.8 million at December 31, 2005) was to fund the early research and development of our product candidates. The loan bears interest at 6% annually, with principal payable December 31, 2007 and interest payable semi-annually on March 31 and September 30. An additional contingent fee of 6% annually of the loan principal is payable when the loan is due or earlier if the loan is terminated before its due date by either Coley GmbH or Tbg. We have accrued this contingent fee under the loan as Tbg may, at its sole discretion, request payment of the fee. The minimum contingent fee is 30% of the loan principal. As of December 31, 2005, we have accrued $0.9 million for this potential contingent fee.

In-Licensed Technology

We have also entered into technology in-license agreements with the University of Iowa Research Foundation and the Ottawa Health Research Institute that require us to pay annual license maintenance fees and royalty payments based on license fees, milestones and product royalties received by us from third parties, as well as on products that are sold by us. In 2005, we paid the University of Iowa Research Foundation $6.5 million and the Ottawa Health Research Institute $0.2 million related to the $50.0 million received from Pfizer as an upfront license fee payment. In addition, during the third quarter 2005 we remitted to the University of Iowa Research Foundation $2.7 million of deferred royalties related to payments previously received from our other collaborators. Settlement of these previously deferred royalties terminated the University of Iowa Research Foundation’s right to convert this obligation into our common stock.

Clinical Research Organization Contracts

In connection with our Phase II clinical trial in advanced melanoma patients, we had entered into a multi-year contract with a clinical contract research organization for international clinical trial management of this Phase II trial. This contract concluded in 2005 upon completion of the Phase II portion of the melanoma clinical trial.

Funding Requirements

We expect to devote substantial resources to continue our research and development efforts. Our funding requirements will depend on a number of forward-looking factors. These factors include, but are not limited to, the following:

•	the success of our collaborative arrangement with Pfizer for the development and commercialization of PF-3512676;

•	the scope of our HCV program and results of our clinical trials;

•	the advancement of additional product candidates into clinical development;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation or interference costs and the results of such litigation or interference; and

•	our ability to maintain collaborative arrangements and obtain milestones, royalties and other payments from our collaborators, other than Pfizer.

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

Based on our current operating plan, we believe that our cash and cash equivalent balance at December 31, 2005 will be sufficient to finance our working capital and capital requirements for approximately 3 years. Changes in our research and development plans or other changes affecting our operating expenses may affect our cash burn and existing cash resources. We expect our sources of funding for the next several years to include potential milestone payments relating to PF-3512676, sanofi-aventis’ drug candidates and VaxImmune, proceeds from our government programs and other collaborative license agreements we may enter into.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its Statement of Financial Accounting No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock-based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. We are required to implement SFAS 123R for our year ending December 31, 2006. SFAS 123R will apply to all awards granted after the January 1, 2006 implementation date and to previously-granted awards unvested as of the implementation date. We plan to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS No. 123R. The effect of adopting SFAS 123R is currently estimated to result in approximately $1.3 million to $1.8 million of additional non-cash expense in the year ending 2006 related to stock options outstanding at December 31, 2005. However, our actual share-based compensation expense in 2006 depends on numerous factors, including fair value of new awards at the time of grant.

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

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

In 2001, we loaned our scientific co-founder and Chief Scientific officer, Dr. Arthur Krieg, $500,000 evidenced by a promissory note bearing interest of 7% and payable in full on May 8, 2006. The loan was in connection with Dr. Krieg’s purchase of a home in Massachusetts. The loan is collateralized by our common stock held by Dr. Krieg equal to at least 150% of the outstanding balance of the loan, but in no case greater than 184,061 shares and a second mortgage on Dr. Krieg’s home.

Under the patent policy of the University of Iowa, Dr. Krieg receives a portion of the payments we make to the University. In 2005, Dr. Krieg received approximately $1.3 million from the University in conjunction with the royalty payments we made to the University. Dr. Krieg remitted $310,000 to the Company as a partial pre-payment of his loan. Dr. Krieg intends to settle the remaining balance, including interest, of $348,000 by tendering Coley common stock to the Company.

Forward-Looking Statements

Various statements in this Annual Report on Form 10-K are forward-looking statements concerning our future products, revenues, expenses, liquidity and cash needs, as well as our plans and strategies. Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current events. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “may,” “will,” and other words and terms of similar meaning. These forward-looking statements are based upon current expectation and we assume no obligation to update this information. Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this Annual Report on Form 10-K, including the cautionary information set forth under Item 1A, “Risk Factors.”

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The costs and expenses of our international subsidiaries are denominated in the Canadian dollar and the Euro. The costs and expenses of these international subsidiaries comprises approximately 25% of our consolidated operating expenses. If exchange rates change 10%, the impact on our net loss and cash burn would be $1.5 million.

From time-to-time, we may enter into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward foreign exchange contracts are recorded in the consolidated statement of operations. We did not have any open forward foreign exchange contracts at December 31, 2005.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required to be filed are indexed on page F-1 and are incorporated herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” and “Executive Compensation—Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1@	Fourth Amended and Restated Certificate of Incorporation of the Registrant.

3.1.1@	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant.

3.2@	Restated Certificate of Incorporation of the Registrant to be filed upon completion of this offering.

3.3@	Amended and Restated By-Laws of the Registrant.

3.4@	Restated Bylaws of the Registrant to be effective upon completion of this offering.

4.1@	Form of Common Stock Certificate.

4.2@	Third Amended and Restated Investor Rights Agreement, dated as of August 30, 2004, by and among the Registrant and certain stockholders of the Registrant.

4.3@	Form of Common Stock Warrant, together with a schedule of warrantholders.

4.4@	Form of Series C Preferred Stock Warrant, together with a schedule of warrantholders.

4.5@	Series F Preferred Stock Warrant issued to General Electric Capital Corporation.

10.1@	1997 Employee, Director and Consultant Stock Option Plan.**

10.2.1@	Form of Initial Employment Incentive Stock Option Agreement.

10.2.2@	Form of Incentive Stock Option Agreement.

10.2.3@	Form of Non-Qualified Stock Option Agreement.

10.3.1@	Amendment No. 1 to the Stock Option Agreement, dated March 1, 2000.

10.3.2@	Amendment No. 2 to the Stock Option Agreement, dated September 19, 2002.

10.4@	2005 Stock Plan.**

10.5@	401(k) Plan.**

10.6@	Letter Agreement, dated May 6, 1998, by and between the Registrant and Robert L. Bratzler.**

10.7@	Amendment No. 1 to Letter Agreement, dated November 14, 2000, by and between the Registrant and Robert L. Bratzler.**

10.7.1@	Restated and Amended Letter Agreement, dated July 8, 2005, by and between the Registrant and Robert L. Bratzler.**

10.8@	Participation Agreement, dated February 25, 1998, between Coley Pharmaceutical GmbH and Technologie-Beleiligungs-Gesellschaft.

Exhibit Number	Description of Exhibit

10.9@	Co-Operation Agreement, dated February 25, 1998, between the Registrant and Technologie-Beleiligungs-Gesellschaft.

10.10@	Amended and Restated Loan and Pledge Agreement, dated April 10, 2002, by and between the Registrant and Arthur M. Krieg.

10.11@	Amended and Restated Promissory Note, dated April 10, 2002, by and between the Registrant and Arthur M. Krieg.

10.12@	Form of Restated and Amended Change of Control and Severance Agreement.

10.13@	Form of Change of Control Agreements, together with a list of parties thereto.

10.14@	Form of Non-Employee Director Change of Control Agreement, together with a list of parties thereto.

10.15+@	License Agreement, dated March 31, 1997, by and between the Registrant and the University of Iowa Research Foundation.

10.16+@	Amendment to License Agreement, dated March 7, 2001, by and between the Registrant and the University of Iowa Research Foundation.

10.17+@	License Agreement, dated September 1, 1998, by and between the Registrant and Loeb Health Research Institute at the Ottawa Hospital.

10.18+@	Amendment to License Agreement, dated September 25, 2001, by and between the Registrant and Loeb Health Research Institute at the Ottawa Hospital.

10.19+@	Strategic Alliance: License Agreement (Infectious Diseases), dated December 18, 1998, by and between the Registrant and SmithKline Beecham PLC.

10.20+@	Amendment No. 1 to the License Agreement (Infectious Diseases), dated December 18, 1999, by and between the Registrant and SmithKline Beecham PLC.

10.21+@	Strategic Alliance: Non-Exclusive License Agreement (Breast, Prostate and Lung Cancer), dated November 12, 2002, by and between the Registrant and Glaxo Group Limited.

10.22+@	Amended and Restated Product Development and License Agreement, dated December 21, 2001, by and between the Registrant and Aventis Pharmaceuticals, Inc.

10.23+@	Amendment No. 1 to Amended and Restated Product Development and License Agreement, dated August 6, 2003, by and between the Registrant and Aventis Pharmaceuticals Inc.

10.24+@	Amended and Restated License Agreement, dated February 1, 2003, by and between the Registrant and QIAGEN GmbH.

10.25+@	License Agreement, dated June 25, 2003, by and between the Registrant and the University of Iowa Research Foundation.

10.26+@	Non-Exclusive License Agreement, dated December 22, 2003, between the Registrant and Chiron Corporation.

10.27+@	Stock Purchase Agreement, dated March 16, 2005, between the Registrant and Pfizer Inc.

10.28+@	License Agreement, dated March 16, 2005, among the Registrant and Pfizer Inc.

10.28.1+@	Amendment No. 1 to the License Agreement and Screening and Evaluation Agreement, dated April 21, 2005, among the Registrant and Pfizer Inc.

10.29+@	Screening and Evaluation Agreement, dated March 16, 2005, by and between the Registrant and Pfizer Inc.

Exhibit Number	Description of Exhibit

10.30@	Master Lease Agreement, dated November 13, 2001, between the Registrant and General Electric Capital Corporation.

10.31@	Master Security Agreement, dated February 5, 2003, between Coley Pharmaceutical Group, Ltd. and GE Canada Equipment Financing G.P.

10.32@	Defense Advance Research Projects Agency (“DARPA”) Contract Award, dated December 6, 2002.

10.33@	Grant #1-U01-A1057264-01, dated June 21, 2004, by and between the Registrant and the National Institutes of Health.

10.34@	Contract #HHSN266200400044C/N01-40044, dated June 30, 2004, by and between the Registrant and National Institute of Allergy and Infectious Diseases.

10.35@	Sublease, dated March 8, 2001, between the Registrant and Harvard Pilgrim Health Care, Inc.

10.36@	First Amendment to Sublease, dated February 21, 2003, by and between the Registrant and Harvard Pilgrim Health Care, Inc.

10.37@	Second Amendment to Sublease, dated June 30, 2003, by and between the Registrant and Harvard Pilgrim Health Care, Inc.

10.38@	Amended and Restated Landlord Consent to Sub-Sublease, dated February 21, 2003, by and among the Registrant, Wellesley Gateway LLC and Harvard Pilgrim Health Care, Inc.

10.39@	Second Amended and Restated Landlord Consent to Sub-Sublease, dated June 30, 2003, by and among the Registrant, Wellesley Gateway LLC and Harvard Pilgrim Health Care, Inc.

10.40@	Indenture, dated June 26, 2002, between the Registrant, Kanata Research Park Corporation and Coley Pharmaceutical Group, Ltd.

10.41@	Amendment to Lease, dated October 4, 2002, by and among the Registrant, Kanata Research Park Corporation and Coley Pharmaceutical Group, Ltd.

10.42@	Amendment to Lease, dated May 22, 2003, between the Registrant, Kanata Research Park Corporation and Coley Pharmaceutical Group, Ltd.

10.43@	Tenancy Agreement, dated February 21, 2001, between Coley Pharmaceutical GmbH and GL Gewerbepark Langenfeld KG.

10.44@	Tenancy Agreement, dated June 28, 2000, between Coley Pharmaceutical GmbH and Paeschke Immobilienund Vermogensverwaltungen GmbH & Co. KG.

10.45@	Supplementary Agreement to Tenancy Agreement, dated December 22, 2000, by and between Coley Pharmaceutical Gmbh and Paeschke Immobilienund Vermogensverwaltungen GmbH & Co. KG.

10.46@	Director Compensation Policy, dated August 10, 2005.

10.47	Form of Indemnification Agreement, dated August 10, 2005, together with a list of parties thereto.**

21@	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers, LLP.

Exhibit Number	Description of Exhibit

24.1	Powers of Attorney (See signature page).

31.1	Certifications of Principal Executive Officer under Rule 13a-14(a)/15d-14(a).

31.2	Certifications of Principal Financial Officer under Rule 13a-14(a)/15d-14(a).

32	Certifications under Section 1350.

@	Incorporated by reference to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on July 27, 2005 (Registration No. 333-124176).
+	Portions of the exhibits have been omitted pursuant to a confidential treatment request and this information has been filed separately with the Commission.
**	Denotes management compensation plan or contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coley Pharmaceutical Group, Inc.

Date: March 23, 2006	By:	/S/ ROBERT L. BRATZLER
Robert L. Bratzler, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/S/ ROBERT L. BRATZLER Robert L. Bratzler, Ph.D.	President and Chief Executive Officer (principal executive officer) and Director	March 23, 2006

By:	/S/ CHARLES ABDALIAN Charles Abdalian	Chief Financial Officer (principal financial and accounting officer)	March 23, 2006

By:	/S/ KENNETH BATE Kenneth Bate	Director	March 23, 2006

By:	/S/ GERT CASPRITZ Gert Caspritz, Ph.D.	Director	March 23, 2006

By:	/S/ ANTHONY EVNIN Anthony Evnin, Ph.D.	Director	March 23, 2006

By:	/S/ ROBERT J. HUGIN Robert J. Hugin	Director	March 23, 2006

By:	/S/ MANFRED KAROBATH Manfred Karobath, M.D.	Director	March 23, 2006

By:	/S/ PATRICK LANGLOIS Patrick Langlois, Ph.D.	Director	March 23, 2006

By:	/S/ JAMES E. THOMAS James E. Thomas	Director	March 23, 2006

Coley Pharmaceutical Group, Inc.

Index

December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Coley Pharmaceutical Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Coley Pharmaceutical Group, Inc. and its subsidiaries (“the Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 23, 2006

Coley Pharmaceutical Group, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2005	2004
Assets
Current assets
Cash and cash equivalents	$85,911	$13,190
Marketable securities	57,075	10,013
Accounts receivable	2,100	1,264
Prepaid expenses and other current assets	1,199	1,478
Deferred royalty fees	2,020	203

Total current assets	148,305	26,148
Property and equipment, net	4,532	4,014
Acquired intangible assets, net	1,117	1,277
Deferred royalty fees	6,234	2,785
Note receivable from employee (Note 13)	—	632
Other noncurrent assets	1,036	1,234

Total assets	$161,224	$36,090

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,087	$2,335
Accrued expenses	5,819	7,690
Current portion of capital lease obligations	726	1,753
Deferred revenue	15,014	729

Total current liabilities	24,646	12,507
Deferred revenue	39,628	11,840
Note payable (Note 7)	2,689	2,970
Noncurrent portion of capital lease obligations	—	761
Other noncurrent liabilities	375	—

Total liabilities	67,338	28,078

Commitments and contingencies (Notes 7 and 11)
Redeemable convertible preferred stock (Note 8)	—	145,631

Shareholders’ equity (deficit)
Common stock, $0.01 par value: Authorized shares—50,000,000 shares and 125,000,000 shares at December 31, 2005 and 2004, respectively
Issued and outstanding shares—25,931,428 shares and 1,030,370 shares at December 31, 2005 and 2004, respectively	259	10
Additional paid-in capital	291,458	19,996
Note receivable from shareholder (Note 13)	(391)	(64)
Accumulated other comprehensive income (loss)	250	(1,003)
Deferred compensation	(9,630)	(6,562)
Accumulated deficit	(188,060)	(149,996)

Total shareholders’ equity (deficit)	93,886	(137,619)

Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$161,224	$36,090

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Revenue
Collaborative agreements	$10,591	$5,964	$4,498
Government contracts and grants	5,293	8,380	2,050

Total revenue	15,884	14,344	6,548

Operating expenses
Research and development	43,046	39,222	28,249
General and administrative	11,755	7,725	8,637
Royalty expense	1,438	878	522

Total operating expenses	56,239	47,825	37,408

Loss from operations	(40,355)	(33,481)	(30,860)

Other income (expense)
Interest income	2,692	314	262
Interest expense	(473)	(683)	(1,106)
Foreign currency gain (loss)	(102)	(46)	1,143
Other income, net	5	17	76

Total other income (expense)	2,122	(398)	375

Loss before income taxes	(38,233)	(33,879)	(30,485)
Income tax benefit (expense)	169	(102)	(25)

Net loss	(38,064)	(33,981)	(30,510)
Accretion of redeemable convertible preferred stock	(1,984)	(3,162)	(5,356)
Elimination of redeemable convertible preferred stock dividends	—	—	19,724

Net loss attributable to common shareholders	$(40,048)	$(37,143)	$(16,142)

Comprehensive loss
Net loss	$(38,064)	$(33,981)	$(30,510)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,286	27	(940)
Unrealized loss on investments	(33)	—	—

Comprehensive loss	$(36,811)	$(33,954)	$(31,450)

Net loss per share attributable to common shareholders
Basic and diluted net loss per share attributable to common shareholders	$(3.68)	$(37.31)	$(16.20)

Weighted average shares used to compute basic and diluted loss per share attributable to common shareholders	10,882	995	996

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(in thousands, except share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Note Receivable from Shareholder	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2002	1,002,842	$10	$2,705	$(83)	$(90)	$(8,807)	$(86,873)	$(93,138)

Issuance of warrants in connection with Series F financing			3,001					3,001
Exercise of stock options	4,531		46					46
Options granted to nonemployees			(257)					(257)
Deferred compensation related to stock options, net of cancellations			1,505			(1,505)		—
Amortization of deferred compensation						3,295		3,295
Repurchase of shares of unvested restricted stock	(20,644)		(64)					(64)
Preferred stock accretion			(172)					(172)
Accretion of preferred stock dividend			(5,143)					(5,143)
Reversal of dividend accretion			18,356				1,368	19,724
Loss for the period							(30,510)	(30,510)
Other comprehensive loss					(940)			(940)

Balance at December 31, 2003	986,729	$10	19,977	$(83)	$(1,030)	$(7,017)	$(116,015)	$(104,158)

Preferred stock accretion			(516)					(516)
Exercise of stock options	43,641		88					88
Options granted to nonemployees			311					311
Deferred compensation related to stock options, net of cancellations			2,653			(2,653)		—
Amortization of deferred compensation						3,108		3,108
Accretion of preferred stock dividend			(2,517)					(2,517)
Repayment of shareholder note				19				19
Loss for the period							(33,981)	(33,981)
Other comprehensive income					27			27

Balance at December 31, 2004	1,030,370	$10	$19,996	$(64)	$(1,003)	$(6,562)	$(149,996)	$(137,619)

Preferred stock accretion			(1,984)					(1,984)
Shares issued upon conversion of preferred stock	17,003,547	170	147,445					147,615
Exercise of stock options and warrants	372,511	4	380					384
Options granted to nonemployees			530					530
Deferred compensation related to stock options, net of cancellations			8,299			(8,299)		—
Amortization of deferred compensation						5,231		5,231
Stock compensation expense			6,030					6,030
Net proceeds from initial public offering and Pfizer private placement	7,525,000	75	110,762					110,837
Reclassification of shareholder note				(327)				(327)
Unrealized losses on investments					(33)			(33)
Loss for the period							(38,064)	(38,064)
Other comprehensive income					1,286			1,286

Balance at December 31, 2005	25,931,428	259	291,458	(391)	250	(9,630)	(188,060)	93,886

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2005	2004	2003
Cash flows from operating activities
Net loss	$(38,064)	$(33,981)	$(30,510)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,528	1,844	1,861
Amortization of acquired intangible assets	160	160	160
Noncash stock compensation expense	11,795	3,419	3,038
Loss on disposal of assets	17	—	—
Changes in operating assets and liabilities
Accounts receivable	(984)	339	4,497
Prepaid expenses and other assets	428	(799)	(806)
Deferred royalty expense	(5,265)	195	363
Accounts payable	816	640	(1,102)
Accrued expenses	(1,375)	1,143	2,871
Deferred revenue	42,072	(678)	(2,797)

Net cash provided by (used in) operating activities	11,128	(27,718)	(22,425)

Cash flows from investing activities
Purchases of marketable securities	(78,109)	(81,013)	(66,003)
Maturities of marketable securities	31,014	85,000	52,482
Proceeds on repayment of employee note	310	—	—
Purchases of property and equipment	(568)	(361)	(2,955)

Net cash provided by (used in) investing activities	(47,353)	3,626	(16,476)

Cash flows from financing activities
Proceeds from financing of property and equipment	—	—	4,582
Principal payments of capital lease obligations	(1,723)	(2,286)	(1,410)
Foreign taxes paid in conjunction with capital lease financing	—	—	(111)
Proceeds (repayments) of long-term debt		(2,400)	2,400
Release (deposits) of restricted cash	102	2,449	(334)
Proceeds from issuance of common stock	110,835	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	25,048	34,267
Proceeds from stock option exercises	384	88	46
Proceeds from repayment of shareholder note	21	19	—
Repurchases of restricted common stock	—	—	(64)

Net cash provided by financing activities	109,619	22,918	39,376

Exchange rate effect on cash and cash equivalents	(673)	393	(184)

Net increase (decrease) in cash and cash equivalents	72,721	(781)	291
Cash and cash equivalents, beginning of period	13,190	13,971	13,680

Cash and cash equivalents, end of period	$85,911	$13,190	$13,971

Supplemental disclosure of cash flow information
Cash paid for interest	$682	$440	$432

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share data)

1. Nature of the Business

The Company is focused on discovering and developing a novel class of drug candidates for cancers, infectious diseases and respiratory disorders. The Company’s proprietary TLR Therapeutics™ act by stimulating a specific class of targets, called Toll-like receptors, or TLRs, found in and on immune system cells which, in turn, direct the immune system to fight disease. The Company and its collaborators currently have four drug candidates in clinical trials.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America and include the accounts of Coley Pharmaceutical Group, Inc. and its wholly-owned subsidiaries, Coley Pharmaceutical GmbH (“Coley GmbH”), Coley Pharmaceutical Group, Ltd. (“Coley Canada”) and Coley Securities Corporation. During 2005, the Company liquidated its wholly-owned Bermuda subsidiary, Coley Pharmaceutical Group, Ltd. Bermuda, which previously had been included in the Consolidated Financial Statements. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Marketable securities are classified as “available-for-sale” and are carried at market value with unrealized gains and losses reported as other comprehensive income or loss, which is a separate component of shareholders’ equity (deficit).

Restricted Cash

Restricted cash at December 31, 2005 and 2004 of $382 and $494, respectively, relates to a sublease agreement for one of the Company’s facilities. This cash is restricted through the expiration of the sublease on December 31, 2008. Restricted cash transactions in 2003 and 2004 relate to a one year sublease agreement extension signed in 2002 and the collateralized borrowing of $2,400 from a bank in 2003 which was repaid in full in 2004.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In 2005 and 2004, the Company did not experience any bad debt write-offs and has not provided any allowances. The Company’s customers are well capitalized pharmaceutical enterprises and U.S. government agencies, which minimizes the Company’s credit risk. The Company does not have any off-balance-sheet credit exposure related to its customers.

Property and Equipment

Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from one to ten years. Leasehold improvements are depreciated over the lesser of the lease term or estimated useful life. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Maintenance and repair costs are expensed to operations as incurred.

Acquired Intangible Assets

The Company’s acquired intangible assets consist of three patents that the Company licenses from ISIS Pharmaceuticals, Inc. This technology is part of the Company’s product candidates licensed to Pfizer, GlaxoSmithKline, sanofi-aventis, Qiagen and Chiron. The Company is amortizing the $1,915 paid for this license over the shorter of the patent life or the expected revenue stream from the Company’s collaborators (the life is currently estimated as twelve years). Amortization expense pertaining to these patents was $160 in each of 2005, 2004 and 2003. At December 31, 2005 and 2004, accumulated amortization of these patents amounted to $798 and $638, respectively. Amortization expense for these patents will be $160 per year through 2012.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the recorded values for long-lived assets (which include acquired intangibles and property and equipment) for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

Revenue Recognition

The Company generates revenue from two primary sources: research and development agreements with strategic partners related to the development and commercialization of the Company’s product candidates and grant or cost reimbursement arrangements with government agencies.

The timing of cash received from the Company’s research and development agreements differs from revenue recognized. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Payments received in advance of revenue recognized are recorded as deferred revenue.

Following the accounting pronouncements above, revenue is recognized when the following criteria have been met:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred and risk of loss has passed;

3. The seller’s price to the buyer is fixed or determinable; and

4. Collectability is reasonably assured.

Collaborative Agreements

The Company receives payments from its collaborators for licenses to its technology and know-how and as reimbursement for discovery and screening efforts (collaborative research) conducted on their behalf. These payments are generally non-refundable.

License fees may be paid up-front upon the signing of a research and development agreement. In accordance with SAB 104 and EITF 00-21, the Company believes these payments are not separable from the payments related to contract discovery and screening services the Company provides. Accordingly, the Company treats these arrangements as one unit of accounting for financial accounting purposes and recognizes up-front payments as revenue over the period of the Company’s performance.

The Company’s collaborative agreements also include contingent payments that can be earned upon its achieving predefined objectives or upon its collaborator achieving development or commercialization milestones using its technology. The Company follows the substantive milestone method for recognizing contingent payments.

•	If a milestone is earned related to the Company’s performance, it evaluates whether substantive effort was involved in achieving the milestone. Factors the Company considers in determining whether a milestone is substantive and can be accounted for separately from an upfront payment include assessing the level of risk and effort in achieving the milestone, the timing of its achievement relative to the upfront payments, and whether the amount of the payment was reasonable in relation to the Company’s level of effort. If these criteria are met, the Company recognizes the milestone payment when it is earned.

•	If the Company determines the milestone is not substantive or the milestone relates to activities performed by its collaborators, the Company treats the milestone payments as contingent license fees and will recognize revenue for the milestone payment over the period of the Company’s performance, similar to upfront payments. In the period that the contingent payment is earned, the Company will record a cumulative catch up to revenue for the proportionate amount that related to the Company’s past performance and the remainder is deferred and recognized as the Company completes its performance obligations. If the Company has no further performance obligations, the contingent payments are recognized when earned.

Product royalties are recognized as received from the Company’s collaborators.

Government Contracts and Grants

Revenue under government grants or cost reimbursement contracts is recognized as the Company performs the underlying research and development activities.

Deferred Royalty Fees

Royalty fees represent payments for in-licensed technology from third parties (“licensors”) where the Company generally obtains rights to develop and commercialize products covered by the licensed technology. These licensors are primarily the University of Iowa Research Foundation (“UIRF”) and the Ottawa Health Research Institute (“OHRI”).

The Company’s license agreements generally require royalty payments to the licensor based on the sale of products covered by the licensed technology. The Company also has the right to sublicense the technology to third parties and is required to pay the licensor part of any sublicense fees the Company receives. Deferred royalty fees represent payments or accruals to licensors that have been deferred and will be recognized as expense as the Company recognizes the related revenue under its collaborative research and development agreements.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, clinical trial and related supply costs, patent expenses, pass-through government contract costs, contract services, stock compensation expense, depreciation and amortization expense and other related costs.

Stock-Based Compensation Plans

The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for employee stock options, and present disclosure of pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company amortizes compensation expense related to employee stock options on a straight line basis over the applicable vesting period.

The Company accounts for equity instruments issued to non-employees, including members of its Scientific Advisory Board, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Had compensation expense for the Company’s employee stock-based compensation plan been accounted for based on the fair value method of SFAS No. 123, the Company’s net loss attributable to common shareholders for the years ended December 31, 2005, 2004 and 2003 would have been the pro forma amounts indicated below:

	2005	2004	2003
Net loss attributable to common shareholders, as reported	$(40,048)	$(37,143)	$(16,142)
Add back: stock-based employee compensation expense included in reported net loss	11,264	3,108	3,295
Deduct: stock-based employee compensation expense determined under the fair value method for all awards	(12,018)	(4,008)	(3,764)

Pro Forma net loss attributable to common shareholders	$(40,802)	$(38,043)	$(16,611)

Net loss per share attributable to common shareholders (basic and diluted)
As reported	$(3.68)	$(37.31)	$(16.20)

Pro Forma	$(3.75)	$(38.22)	$(16.67)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the applicable years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	4.35%	4.06%	4.00%
Expected dividend yield	0%	0%	0%
Expected option life	5 years	7 years	10 years
Expected stock price volatility	75%	0%	0%

The effects of applying the provisions of SFAS No. 123 on net loss as stated above is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years. Prior to August 9, 2005, shares of the Company’s common stock were not publicly traded and a volatility factor was not used in the fair value calculation prior to this date.

Income Taxes

The Company accounts for income taxes under the asset and liability method that requires the recognition of future tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. The Company provides a valuation allowance on net future tax assets when it is more likely than not that such assets will not be realized.

Foreign Currency

The Company’s foreign subsidiaries, Coley GmbH and Coley Canada have designated the Euro and the Canadian dollar, respectively, as their functional currencies. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for assets and liabilities; equity is translated using historical exchange rates; and revenue and expense amounts are translated using the average exchange rate for the period. Net unrealized gains and losses resulting from foreign currency translation are included in “Accumulated other comprehensive loss,” a separate component of shareholders’ equity (deficit).

Subsequent to the issuance of its financial statements for the year ended December 31, 2004, management discovered that property and equipment at Coley Canada and Coley GmbH was previously translated at historical rates of exchange, rather than at the respective period end exchange rates, as required by accounting principles generally accepted in the U.S. The effect of this error was to understate property and equipment and overstate shareholders’ deficit at each balance sheet date, with a corresponding overstatement of comprehensive loss for each respective period. The cumulative effect of this error as of December 31, 2004 was $1,500. The Company recorded this amount as an out-of-period adjustment which resulted in an increase in property and equipment and a decrease in shareholders’ deficit, and a corresponding decrease in comprehensive loss for the period. The error did not impact net loss attributable to common shareholders or cash flows for any period presented. In addition, the Company does not believe that the impact of the error was material to any previous historical period.

The Company realizes transactional gains and losses from reimbursing its foreign subsidiaries for their costs incurred under the Company’s research and development agreements. In addition, Coley Canada holds U.S. dollar denominated debt. Remeasurement gains of this debt were approximately $5 and $117 for the years ended December 31, 2005 and 2004, respectively. Gains and losses from foreign currency transactions and remeasurement gains and losses on the Canadian held U.S. dollar denominated debt are included in the consolidated statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, capital lease obligations and notes payable. The carrying values of these short-term financial instruments approximate their fair value due to the short-term nature of these instruments. The fair value of the long-term lease and notes payable obligations is not materially different from their recorded values.

Concentration of Credit Risk

The Company’s financial instruments that potentially subject it to concentrations of credit risk consist principally of cash equivalents, marketable securities, restricted cash and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities by utilizing outside investment managers to place its investments with highly rated corporate and financial institutions. The Company’s management does not believe significant risk exists in connection with its concentrations of credit at December 31, 2005, since its customers are large well-capitalized pharmaceutical companies or government agencies.

The U.S. government was responsible for 71% and 99% of the Company’s accounts receivable balance at December 31, 2005 and 2004, including unbilled accounts receivable of $858 and $469, respectively.

The U.S. government was responsible for 33%, 58%, and 29% of the Company’s consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Sanofi-aventis was responsible for 36% and 56% of the Company’s consolidated revenues for the years ended December 31, 2004 and 2003, respectively. GlaxoSmithKline was responsible for 5%, 5% and 11% of the Company’s consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, Pfizer was responsible for 60% of the Company’s consolidated revenue.

Segment Information

Management uses consolidated financial information in determining how to allocate resources and assess financial performance. For this reason, the Company has determined that it is principally engaged in one operating segment. The Company’s companywide product development efforts are primarily in the area of prevention and treatment of cancer and selected infectious diseases and the Company collaborates with third parties for the development of product candidates for other infectious diseases, asthma and allergies, and cancer vaccines.

Data for the geographic regions in which the Company operates is presented below:

	2005	2004	2003
Long-lived tangible assets
United States	$97	$226	$525
Germany	864	743	1,205
Canada	3,571	3,045	3,767

Total long-lived tangible assets	$4,532	$4,014	$5,497

	2005	2004	2003
Revenue
United States	$15,756	$13,985	$6,492
Germany	—	—	—
Canada	128	359	56

Total revenue	$15,884	$14,344	$6,548

Non-Cash Charges

The Company records non-cash charges (stock-based compensation, depreciation and amortization) among its consolidated statements of operations captions: “research and development” and “general and administrative” expenses.

The Company records its stock-based compensation expense on an employee specific basis. The Company allocates depreciation and amortization expense primarily based upon the underlying asset’s deployment.

Non-cash stock-based compensation and depreciation and amortization expense included within research and development and general and administrative expenses are as follows:

	2005	2004	2003
Stock-based compensation:
Research and development	$7,326	$1,653	$1,614
General and administrative	4,469	1,766	1,424

Total stock-based compensation	$11,795	$3,419	$3,038

	2005	2004	2003
Depreciation and amortization:
Research and development	$1,583	$1,809	$1,753
General and administrative	105	195	268

Total depreciation and amortization	$1,688	$2,004	$2,021

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in shareholders’ equity (deficit) that are excluded from net loss. The Company includes foreign currency translation adjustments in its comprehensive loss.

Mandatorily Redeemable Preferred Stock

Mandatorily redeemable preferred stock is defined as any preferred stock that may be redeemed by the holder based on facts and circumstances not in the Company’s control. Preferred stock is initially recorded as proceeds less issuance costs (“net proceeds”). If the preferred stock is issued with warrants, the net proceeds are allocated to the preferred stock and warrants based upon their relative fair values. Subsequently, the carrying value of redeemable preferred stock is accreted to its redemption value at each balance sheet date. Accretion is affected through charges (1) against retained earnings, then (2) against additional paid-in capital until it is reduced to zero and then (3) to accumulated deficit. The Company also assesses whether a beneficial conversion charge should be recorded if the fair value of the common stock to be received upon the conversion of the preferred stock exceeds the recorded value. The excess value, if any, is treated as a charge to net loss attributable to common shareholders.

Net Loss Per Share

The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and other potential common shares then outstanding. Other potential common shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. Diluted net loss per share is identical to basic net loss per share for all periods presented since other potential common shares are excluded from the calculation as their effect is anti-dilutive.

The following table shows potentially dilutive common shares which are not included in the historical calculations of net loss per common share as the effect of their inclusion is anti-dilutive during each period.

	2005	2004	2003
Options	2,609,200	2,004,626	1,614,192
Warrants	2,061,083	2,124,074	2,124,074
Preferred Stock	—	17,003,547	12,532,789

	4,670,283	21,132,247	16,271,055

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which amends SFAS No. 123. The standard set forth in SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statements of operations based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will not be an acceptable alternative to recognition of expenses in the financial statements. The standard is effective for public companies for annual periods beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123R effective January 1, 2006. The Company plans to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS No. 123R. The effect of adopting SFAS 123R is currently estimated to result in approximately $1,300 to $1,800 of additional non-cash expense in the year ending December 31, 2006 related to stock options outstanding at December 31, 2005. However, the Company’s actual share-based compensation expense in 2006 depends on numerous factors including fair value of new awards at time of grant.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes, and supersedes FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS No. 154 will have a significant impact on its financial position or results of operations.

3. Cash, Cash Equivalents and Marketable Securities

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The Company’s investments in marketable securities at December 31, 2005 are classified as available-for-sale. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders equity (deficit) until realized.

Marketable securities at December 31, 2005 are as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Market Value
Certificates of deposit	$2,031		(1)	$2,030
U.S. government obligations	33,550		(16)	33,534
Commercial paper	4,966	1		4,967
Demand Notes	3,092			3,092
Corporate bonds	13,471		(19)	13,452

Total marketable securities	$57,110	1	(36)	$57,075

The Company’s marketable securities at December 31, 2004 consisted of U.S. municipal debt securities. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days. As a result, the Company has no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these current investments. These securities are classified as current assets, since a market exists which enables the Company to sell these securities before their maturities and they are available to fund general corporate purposes.

4. Deferred Royalty Fees

Deferred royalty fees included on the consolidated balance sheet totaled approximately $8,254 and $2,988 at December 31, 2005 and 2004, respectively. The change in this balance between December 31, 2004 and December 31, 2005 is due primarily to $6,650 of royalties paid to UIRF and OHRI with respect to the $50,000 upfront license fee received from Pfizer in 2005 (see Note 12).

Total royalty fee expense recognized in the consolidated statement of operations is as follows:

	For the Year Ended December 31,
	2005	2004	2003
Expense:
Amortized	$1,413	$203	$489
Immediately recognized	25	675	33

Total	$1,438	$878	$522

In 2004, the Company immediately recognized $650 of expense related to a $5,000 milestone payment received from sanofi-aventis that was immediately recognized as revenue.

5. Property and Equipment

Property and equipment consists of the following:

Asset Classification	Estimated Useful Life (Years)	December 31, 2005	December 31, 2004
Equipment	3-10	$4,110	$2,991
Computer hardware and software	1-3	2,794	2,632
Furniture and fixtures	3-5	726	634
Leasehold improvements	1-10	4,262	3,350

		$11,892	$9,607
Less: accumulated depreciation and amortization		(7,360)	(5,593)

Net book value		$4,532	$4,014

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $1,528, $1,844 and $1,861, respectively. Depreciation expense on assets held under capital leases for the years ended December 31, 2005, 2004 and 2003 was $833, $1,108 and $969, respectively.

Included in equipment, computer hardware and software and leasehold improvements are assets recorded under capital leases with a cost of approximately $7,773 and $6,822 at December 31, 2005 and 2004, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2005	December 31, 2004
Accrued payroll and benefits	$2,608	$1,392
Accrued professional fees	660	845
Accrued contract research	32	2,652
Accrued clinical expenses	1,682	2,167
Accrued miscellaneous fees and services	617	347
Accrued rent, taxes and other	220	287

Total accrued expenses	$5,819	$7,690

7. Long-Term Debt and Capital Lease Obligations

GE Capital Lease Facility

The Company has a global capital lease facility agreement (the “GE Facility”) with General Electric Capital Corporation (“GECC”) allowing for eligible equipment purchases, primarily for new leasehold improvements, laboratory and computer hardware equipment. Based on the terms of the agreement and the type of underlying equipment, each lease extends for a period of 36 or 48 equal monthly payments. The last obligation under this facility expires in 2006. Fixed asset purchases under the GE Facility are recorded on the Company’s consolidated balance sheet at cost with a related liability to GECC recognized.

In conjunction with the GE Facility, the Company issued a warrant to GE to purchase 37,954 shares of Series F preferred stock at an initial exercise price of $1.42 per share. The warrant was subsequently amended to be a warrant for 43,874 shares of Series F preferred stock with an exercise price of $1.23 per share. In conjunction with the Company’s initial public offering, the warrant to purchase 43,874 shares of Series F preferred stock was converted into a warrant to purchase 9,579 shares of common stock with an exercise price of $5.64 per share. In 2005, GECC exercised all outstanding warrants and in a cashless exercise received 6,645 shares of common stock.

In 2004, the Company amended the GE Facility, replacing its cash covenant with a blanket lien on its tangible assets as well as a negative pledge on its intellectual property.

Under the GE Facility, during 2003 and 2002, the Company borrowed $4,582 and $1,070, respectively, to finance leasehold improvements, research and office equipment and computer hardware. During 2005, 2004 and 2003, the Company made principal payments of $1,723, $2,286 and $1,410 to GECC.

At December 31, 2005, future payments of principal and interest on the Company’s existing GECC debt were due as follows:

Fiscal Year Ending December 31, 2006	Amount of Principal and Interest Payments
Total payments	747
Less: interest	(21)

Total principal payments	$726
Less: current portion	726

Total long-term principal payments	$—

Research and Development Funding

Coley GmbH has borrowed €1,534 (approximately $1,817 at December 31, 2005) from a German bank to fund the early development of the Company’s technology. The loan expires and the principal is due on December 31, 2007 and bears interest at six percent (6%) annually, payable on March 31 and September 30 of each year. Accordingly, the loan has been presented as long-term debt on the accompanying consolidated balance sheets as of December 31, 2005 and 2004.

In addition to the six percent (6%) annual interest, a contingent fee of six percent (6%) per annum, with a minimum of thirty percent (30%) of the loan, is payable at the expiration of the loan or upon repayment if the loan is repaid before the expiration date. This contingent fee is payable if the bank, in its sole discretion, determines that Coley GmbH is in a good economic situation. The Company has accrued additional interest of $872 related to this fee, representing the amount that would be due if the loan was terminated as of December 31, 2005. This contingent fee is convertible into common stock, at the holder’s option, if the borrower’s common stock becomes publicly traded. The conversion ratio is determined by the market value of the publicly traded stock.

Fleet Term Loan

In 2003, the Company entered into a $2,400 term loan agreement with Fleet National Bank (“Fleet”), which had required cash collateralization in the amount of the loan principal. In 2004, the Company repaid the balance in full. Total interest paid in connection with this loan was $44.

8. Redeemable Convertible Preferred Stock and Shareholders’ Equity

Redeemable Convertible Preferred Stock

Since the Company’s inception it has raised gross proceeds of approximately $145,621 through the issuance and sale of convertible preferred stock in private placement transactions.

	Date	Shares	Proceeds
Series A through E	March 1997 – October 2000	12,051,080	$85,420
Series F	August 2003	24,600,073	35,000
Series G	August 2004	20,476,068	25,201

		57,127,221	$145,621

In 2004, the Company issued an aggregate of 20,476,068 shares of Series G preferred stock, at a price of approximately $1.23 per share, resulting in cash proceeds net of issuance costs of approximately $25,052.

In 2003, the Company issued an aggregate of 24,600,073 shares of Series F preferred stock, at a price of approximately $1.42 per share (an effective price of $5.64 per common stock-equivalent share), resulting in gross cash proceeds net of issuance costs of approximately $34,267. In connection with this financing, the Company also issued warrants for the purchase of up to an aggregate of 1,862,693 shares of its common stock at an exercise price of $5.64 per share. These warrants are currently exercisable and expire in 2010.

Prior to the closing of the Company’s Series F preferred stock financing in 2003, the Company restructured its capital stock to amend certain rights of the Series A through E preferred stockholders. The A through E preferred stockholders also gave up their rights to all past and future dividends and all prior dividends accrued on the A through E preferred stock. As a result, all previously accrued dividends amounting to approximately $19,724 were eliminated in 2003.

The following table depicts the preferred stock values at December 31, 2004, 2003 and 2002:

	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series A-E Convertible Preferred Stock	Series C Preferred Treasury Stock	Total Convertible Preferred Stock
Balance December 31, 2002	$—	$—	$104,441	$(3,749)	$100,692
Issuance of Series F shares	31,266		—		31,266
Retirement of treasury stock			(3,749)	3,749	—
Dividends accreted	846		4,297		5,143
Accretion of common share warrants issuance costs	172		—		172
Elimination of dividends accreted on Junior Preferred Stock	—		(19,724)		(19,724)

Balance December 31, 2003	$32,284	$—	$85,265	$—	$117,549
Dividends accreted	2,517		—		2,517
Accretion of common share warrants issuance costs	516		—		516
Repurchase of Series E shares			(3)		(3)
Issuance of Series G shares		25,052	—		25,052

Balance December 31, 2004	$35,317	$25,052	$85,262	$—	$145,631

Upon the completion of the initial public stock offering on August 9, 2005, all outstanding preferred stock converted into 17,003,547 shares of common stock including 962,679 shares of common stock issued in connection with a guaranteed paid-in-kind dividend on the Series F preferred stock.

Dividends

Holders of shares of Series F preferred stock were entitled to dividends at a rate of seven percent (7%) per annum on the original purchase price of the Series F preferred stock. This dividend was payable “in kind” (i.e., in additional shares of Series F preferred stock) for a period of three years following the original issuance of the shares and thereafter, at the Company’s election, either in kind, in cash or in a combination. This dividend was cumulative, was accruing, and was guaranteed.

The dividends were accreted over the period from issuance to August 9, 2005, the date of the Company’s initial public offering, as an increase to the value of the preferred stock with an offsetting reduction to common stock paid in capital. This accretion increased the net loss attributable to common shareholders.

The Company issued an aggregate of 1,722,034 additional shares of Series F preferred stock in 2004 as an in kind dividend.

Warrants

In 2003, the Company issued GECC a warrant to purchase 37,954 shares of Series F preferred stock at an initial exercise price of $1.42 per share. In conjunction with the Company’s initial public offering, the warrant to purchase the 37,954 shares of Series F preferred stock was converted into a warrant to purchase 9,580 shares of common stock at an exercise price of $5.64 per share. In 2005, GECC performed a cashless exercise for all outstanding warrants and in return received 6,645 shares of common stock.

In connection with the Series F preferred financing, the Company issued warrants for the purchase of up to 1,862,693 shares of common stock at an exercise price of $5.64 per share. The warrants are exercisable immediately and terminate on the seventh anniversary of the date of issuance. The warrants were allocated $3,002 of the Series F proceeds.

In connection with the Series C preferred financing, the Company issued 674,000 Series C preferred warrants at an initial exercise price of $3.71 per share. In conjunction with the Company’s initial public offering, these warrants were converted into warrants to purchase 251,802 shares of common stock with an exercise price of $9.94. The warrants are exercisable immediately and terminate on the tenth anniversary of the date of issuance.

At December 31, 2005, the Company had 2,061,083 warrants to purchase common stock outstanding with exercise prices ranging from $5.64 to $9.94. These warrants expire at various times between December 29, 2008 and August 10, 2019.

Changes in Capitalization

On July 15, 2005, the Company’s Board of Directors approved the filing of an amended and restated certificate of incorporation to provide for authorized capital stock of 50,000,000 shares of common stock.

On July 20, 2005, the Company effected a 1-for-4.58 reverse stock split of the issued and outstanding common stock. Common share and potential common shares have been restated to reflect this split for all periods presented.

On August 9, 2005, the Company completed an initial public offering of its common stock. The offering consisted of 6,900,000 shares of common stock at a price of $16.00 per share. Net proceeds from the offering after deducting underwriters’ fees and other expenses were approximately $100,837. Concurrent with the initial public offering, Pfizer purchased 625,000 shares of common stock at $16.00 per share for $10,000 as part of its commitment under Pfizer’s collaboration with the Company (see Note 12).

Stock Option Plans

Upon the effectiveness of the initial public offering, the 2005 Stock Plan (“2005 Plan”) was adopted. The 2005 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. The stock options typically vest over a period of up to four years. The stock options typically expire ten years from the date granted. When an optionee ceases to be an employee, director, or consultant of the Company, such options terminate either upon or shortly after termination of employment or the provision of services.

In 1997, the Company adopted the 1997 Stock Option Plan (“1997 Plan”). The terms of the 1997 Plan are similar to the 2005 Plan. Upon the completion of the Company’s initial public offering, the 1997 Plan was terminated and no new options can be granted under this plan. All outstanding stock options granted under the 1997 Plan as of the date of the termination remain outstanding and subject to their terms and the terms of the 1997 Plan. At December 31, 2005, 2,758,868 options were outstanding under the 1997 Plan.

The Company has reserved 2,401,747 shares of common stock for issuance under the 2005 Plan, plus the number of shares of common stock, if any, that are presently subject to awards under the 1997 Plan but which become unissued upon the cancellation, surrender or termination of such award for any reason whatsoever. Notwithstanding the foregoing, a maximum of 2,557,101 shares, subject to adjustment for stock splits and similar capital changes, may be issued as awards pursuant to the 2005 Plan.

A summary of stock option activity under the Company’s 1997 Stock Option and 2005 Stock Option Plans for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	2,183,811	$2.75	1,889,827	$3.02	361,650	$12.50
Granted	1,707,126	6.86	378,619	1.15	1,595,929	1.24
Canceled	(176,599)		(40,994)		(63,222)
Exercised	(328,954)	1.17	(43,641)	2.02	(4,530)	10.35

Options outstanding, end of year	3,385,384	$4.87	2,183,811	$2.75	1,889,827	$3.02

Options vested	1,376,682	$3.49	692,764	$4.58	390,039	$6.82
Options available for grant	1,877,427		1,006,207		813,921
Weighted average fair value per share of options granted at less than fair market value during the year		$14.21		$8.75		$2.98
Options granted at less than fair market value	1,101,128		378,619		1,595,929
Weighted average fair value per share of options granted at fair market value during the year		$10.65		—		—
Options granted at fair market value	605,998		—		—

The following table summarizes information about stock options outstanding at December 31, 2005:

Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Vested
$ 0.22	21,834	1.6 years	$0.22	21,834
$ 1.15	2,453,749	8.4 years	$1.15	1,082,637
$ 1.89	33,624	4.0 years	$1.89	33,624
$ 3.66	2,620	7.4 years	$3.66	2,130
$ 4.58	27,393	7.3 years	$4.58	20,744
$ 4.87	11,027	4.7 years	$4.87	11,027
$ 9.16	39,739	5.4 years	$9.16	38,429
$13.74	19,214	5.8 years	$13.74	19,214
$15.73	18,100	9.9 years	$15.73	—
$16.00	606,016	9.6 years	$16.00	—
$17.00	2,620	1.7 years	$17.00	2,620
$17.70	2,400	9.6 years	$17.70	—
$18.32	147,048	6.1 years	$18.32	144,423

	3,385,384	8.4 years	$4.87	1,376,682

Stock-Based Compensation

During the twelve months ended December 31, 2005, in connection with the grant of stock options to employees and directors, the Company recorded deferred stock-based compensation of $9,041 representing the difference between the exercise price and the estimated fair value for financial reporting purposes of the

Company’s common stock on the date these stock options were granted. Deferred stock-based compensation expense is included as a reduction of shareholders’ equity (deficit) and is being amortized over the vesting period of the individual award, generally four years.

The Company recorded stock-based compensation expense related to stock options of $11,795 and $3,419 for the years ended December 31, 2005 and 2004, respectively. In 2005, the Company recognized $2,303 of stock-based compensation expense related to the re-measurement of stock options for employees who left the Company in the year. These options continue to vest over a negotiated period of time. In the year ended December 31, 2005, stock-based compensation expense of $3,497 was recognized for fully vested stock options granted to employees. At December 31, 2005 and 2004, approximately $9,630 and $6,562, respectively, of deferred stock-based compensation related to stock options remained unamortized.

Effective June 9, 2005, the Company’s Board of Directors approved a policy under which each outside Director will automatically receive an option to purchase 21,834 shares of the Company’s common stock upon initial appointment to the Board of Directors. These options vest as to 25% of the grant on the first anniversary of the grant and monthly thereafter for three years, provided that each Director continues to serve as a member of the Board of Directors. In addition, at the first meeting of the Board of Directors following each annual shareholders’ meeting, each outside Director will receive an option to purchase 5,459 shares of the Company’s common stock which shall vest in full on the first anniversary of the date of grant of the option, subject to the outside Director’s continued service as a Director. The exercise price of these options will equal the fair market value of the Company’s common stock on the date of grant.

The Company issued options to purchase common stock under its 1997 Plan at fair market value to consultants, Scientific Advisory Board Members and other non-employees totaling 11,135, 43,668 and 96,802 shares during 2005, 2004 and 2003, respectively. These options vest over various periods approved by the Company’s Board of Directors.

The assumptions used in the calculation of fair value of these non employee grants are:

	2005	2004	2003
Risk-free interest rate	4.39%	4.47%	5.00%
Expected dividend yield	0%	0%	0%
Expected option life	10 years	10 years	10 years
Expected stock price volatility	75%	80%	80%

Stock-based compensation expense related to these options is amortized to operations over the vesting period of the related stock options. In 2003, due to a decline in the estimated fair market value of the Company’s common stock, the Company recorded a reversal of previously recorded stock-based compensation expense of approximately $257. For the years ended December 31, 2005 and 2004, the Company recorded stock-based compensation expense of approximately $531 and $311, respectively.

9. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires that the Company record deferred tax assets and liabilities based upon the future tax consequence of differences between the book and tax basis of assets and liabilities, and other tax attributes, using future expected enacted tax rates. Deferred income tax expense or credits are based on changes in the value of the asset or liability from period to period. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. SFAS No. 109 requires that the Company assess the ability to realize deferred tax assets based upon this “more likely than not standard” and provide a valuation allowance for any tax assets not deemed realizable under this standard.

In 2005, 2004 and 2003 management determined that it was more likely than not that the Company would be able to realize certain of its deferred tax assets related to its Canadian operations. As a result, the Company recorded a deferred tax benefit of $251 for the year ended December 31, 2005. For the year ended December 31, 2003, the Company recorded a deferred tax expense of $25 due to revised expectations of Canadian income.

The components of the income tax provision (benefit) from continuing operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current
Foreign—Canadian Provincial Taxes	$82	$102	$—
Deferred
Foreign	(251)	—	25

Provision (benefit) for income taxes	$(169)	$102	$25

For financial reporting purposes, the Company’s loss before income taxes includes the following components for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Domestic—US	$(38,740)	$(24,236)	$(19,285)
Foreign	507	(9,643)	(11,200)

Total	$(38,233)	$(33,879)	$(30,485)

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory tax rate is as follows:

	2005	2004	2003
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Foreign taxes	0.1	10.6	14.0
State tax, net of Federal benefit	(4.7)	(3.9)	(3.9)
Non-cash compensation expense	10.5	—	—
Other	0.9	2.4	(2.0)
Change in valuation allowance	27.6	25.2	26.0

Effective tax rate	0.4%	0.3%	0.1%

The components of the deferred tax assets (liabilities) at December 31, 2005 and 2004, respectively, consist of the following:

	2005	2004
Deferred tax assets
Net operating loss carryforwards	$49,978	$39,896
Federal and foreign R&D credit carryforwards	2,382	1,826
Capitalized R&D	10,101	—
Capitalized costs	211	243
Accrued expenses and reserves	144	247
Deferred revenue	5,275	5,061
Depreciation	118	95
Other	53	42

Gross deferred tax assets	68,262	47,410
Deferred tax liabilities
Depreciation	—	—
Less: valuation allowance	(67,861)	(47,260)

Net deferred tax asset	$401	$150

As required under SFAS No. 109, the Company regularly monitors and assesses the realization of its deferred tax assets considering all available evidence, both positive and negative. As a result, the Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of all of its deferred tax assets and, therefore, established a valuation allowance for the majority of such assets, which is comprised principally of net operating losses, deferred revenue and credits. At December 31, 2005 and 2004 the Company recorded a valuation allowance of approximately $67,861 and $47,260, respectively, against its net deferred tax assets in the United States and certain foreign jurisdictions due to the uncertainty of realization of those assets as a result of the recurring and cumulative losses from operations. As a result of continued losses from operations, the valuation allowance increased for the years ended December 31, 2005, 2004 and 2003 by $20,601, $9,542 and $8,472, respectively.

At December 31, 2005, the Company has net operating loss (“NOL”) carryforwards of $114,670 expiring at various dates through 2025. In fiscal years 1997, 2000 and in 2005 (at the initial public offering (“IPO”)), the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $11,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company’s net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change.

Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

At December 31, 2005 and 2004, the Company had German net operating loss carryforwards of approximately $12,773 and $14,811, respectively, and Canadian research and development related credit carryforwards of approximately $2,547 and $1,796, respectively, which will expire over various periods.

10. Employee Benefit Plans

In 1999, the Company adopted a 401(k) defined contribution plan (the “401(k) Plan”) that is available to all of its employees residing in the United States. Participants can voluntarily contribute a portion of their compensation to the 401(k) Plan, up to a maximum amount, as defined in the 401(k) Plan Agreement. The Company may contribute to the 401(k) Plan at the discretion of its Board of Directors. In 2005, 2004 and 2003 the Company made contributions to the 401(k) Plan of $180, $106 and $176 respectively.

In 2002, the Company adopted a Registered Retirement Savings Plan (“RRSP”) and a defined contribution Deferred Profit Sharing Plan (“DPSP”) that is available to all of its employees residing in Canada (the “Canadian Plan”). Participants can voluntarily contribute a portion of their compensation to the RRSP subject to the limitations imposed by Canadian tax authorities. The Company may contribute to the DPSP, at its discretion, an amount matching the employees’ contribution to a maximum of five percent of their annual salary, subject to certain vesting requirements. In 2005, 2004 and 2003 the Company made contributions to the Canadian Plan of $88, $66 and $59, respectively.

In 2002, the Company adopted a pension plan available to all of its employees residing in Germany (the “German Plan”). Participants can voluntarily contribute a portion of their compensation to the pension plan, up to 100 percent of their salary. The Company may contribute to the pension plan, at its discretion, up to a maximum of forty percent of the first six percent of the employee’s salary through 2004, subject to certain vesting requirements. Subsequent to 2004, the Company’s contribution may be revised every year at the discretion of the Company’s Board of Directors. In 2005, 2004 and 2003, the Company made contributions to the German Plan of $37, $36 and $29, respectively.

11. Commitments and Contingencies

Operating Leases

The Company’s principal administrative facilities are located in Wellesley, Massachusetts with additional facilities in Langenfeld, Germany and Ottawa, Canada.

Rental expense recorded during 2005, 2004 and 2003 was approximately $1,869, $1,672 and $1,941, respectively. Future minimum lease payments under the Company’s operating leases are as follows:

Years Ending December 31,
2006	$1,612
2007	1,578
2008	1,526
2009	800
2010	755
Thereafter	1,062

Total lease payments	$7,333

Guarantees

The Company has entered into a number of standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2005.

12. Significant Research and Development and Licensing Agreements

Revenue recognized under the Company’s collaborative research and development agreements for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Cash Received	Revenue Recognized for the Year Ended December 31,			Remaining Deferred Revenue
Collaborative Agreements	2003 – 2005	2005	2004	2003
Pfizer
Fees amortized over performance period	$50,000	$9,091	$—	$—	$40,909
Cost reimbursement	1,716	405	—	—	1,821

GlaxoSmithKline
Fees amortized over performance period	500	762	662	687	10,829
Cost reimbursement	22	—	—	22	—

sanofi-aventis
Fees amortized over performance period	—	—	—	3,527	—
Milestones recognized when earned	5,000	—	5,000	—	—
Cost reimbursement	215	—	92	122	—

Chiron Corporation
Fees amortized over performance period	1,125	70	67	6	1,083
Cost reimbursement	163	135	28	—	—
Other	377	128	115	134	—

Total	$59,118	$10,591	$5,964	$4,498	$54,642

Since the inception of these agreements through December 31, 2005, the Company has received $86,608 under collaborative research agreements with these four parties.

Pfizer

In March 2005, the Company entered into a series of agreements with Pfizer under which it has granted Pfizer development and worldwide marketing rights to ProMune (also known as CPG 7909 or now referred to as PF-3512676 by Pfizer). Under the license agreement, the Company has received a $50,000 upfront license fee and may receive up to $455,000 in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, as well as royalties on any future product sales. The Company also entered into a stock purchase agreement with Pfizer pursuant to which Pfizer purchased $10,000 of the Company’s common stock in a private placement concurrent with the Company’s initial public offering.

A primary focus of the agreements with Pfizer is the development and commercialization of ProMune (PF-3512676) for the treatment, control and prevention of multiple cancers, including the first-line treatment of advanced non-small cell lung cancer, or NSCLC. Pfizer will fund virtually all future development of ProMune (PF-3512676) including Phase III clinical trials for the first-line treatment of NSCLC, breast cancer and other cancer indications. Pfizer has initiated two pivotal international Phase III clinical trials of ProMune (PF-3512676) in first-line NSCLC patients.

Pursuant to a separate screening agreement, Pfizer will provide the Company with funding for the discovery and development of next-generation TLR9 agonists for cancer, which, if successful, would be licensed to Pfizer and could result in additional milestone payments and additional royalties to the Company.

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

Upon a change of control of the Company, as defined in the license agreement, the agreement would remain in effect, although Pfizer would have the right to terminate certain provisions.

Under the license agreement with Pfizer, the Company had the option to participate in the development and commercialization of ProMune (PF-3512676) to treat Cutaneous T-Cell Lymphoma, or CTCL. In 2005, the Company informed Pfizer of its intention not to exercise this option. Although the Company continues to see promising anti-cancer activity in CTCL, the Company has made a strategic decision to focus its resources on the development of the HCV product candidate, Actilon.

In connection with the $50,000 upfront license payment, the Company will recognize this initial fee over 44 months, the expected period of the Company’s performance obligations. Accordingly, for the year ended December 31, 2005, the Company recognized license, sponsored research revenue and expense reimbursements of $9,496. To date, the Company has received or invoiced $52,226 for upfront license, sponsored research and expense reimbursement.

During 2005, the Company paid UIRF $6,500 and the OHRI $150 for royalties related to the $50,000 upfront license payment received from Pfizer. These amounts were included in deferred royalty fees and are being recognized as expense over 44 months to match the recognition as revenue of the $50,000 upfront payment.

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

In 2003, the Company completed its efforts, which began in 2001, under the drug discovery program. Sanofi-aventis selected two candidates from this program for further clinical development. Sanofi-aventis holds all rights in these product candidates.

During the period covered by these consolidated financial statements, the Company has received payments totaling approximately $5,215 from sanofi-aventis including:

•	$5,000 received in 2004 upon the achievement of clinical milestones (these amounts were recognized as collaborative research and development revenue upon receipt); and

•	$215 received related to expense reimbursement.

As a result of completing the drug development program in 2003, no deferred revenues remain.

Sanofi-aventis may terminate the collaboration relationship upon 120 days’ written notice to the Company due to material, scientific, regulatory, legal, medical or commercial considerations that make it commercially unreasonable for sanofi-aventis to develop or commercialize the products. In addition, sanofi-aventis may terminate the collaboration relationship without cause upon 180 days’ written notice to the Company; however, sanofi-aventis is required to pay any milestone payments that occur within such 180-day period. Either party may terminate the collaboration relationship under customary terms included in the agreement, including if the other party commits an uncured material default, as defined in the license agreement, or if the other party is unable to obtain a necessary third-party license on commercially reasonable terms.

GlaxoSmithKline

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

During the period covered by these consolidated financial statements, the Company received payments totaling approximately $522 from GlaxoSmithKline including:

•	$500 received in 2003 upon the achievement of a milestone, which did not meet the Company’s revenue recognition criteria of a substantive milestone (this payment was deferred and is being recognized as collaborative research and development revenue as the Company performs under the associated agreement); and

•	$22 received related to expense reimbursement.

Included in the caption “Fees amortized over performance period” above is approximately $637, $537 and $537 for each of the years ended December 31, 2005, 2004 and 2003, respectively, related to cash received in years prior to 2003 from license and option fees.

Chiron Corporation

The Company has a non-exclusive worldwide license agreement with Chiron Corporation (“Chiron”) to incorporate VaxImmune into multiple vaccine candidates for use in certain prophylactic infectious disease fields. The agreement provides for payments upon achievement of development and regulatory milestones and royalties from sales of vaccine products developed. The agreement also grants rights to future products and know-how.

During the period covered by these consolidated financial statements, the Company received payments totaling approximately $1,288 from Chiron including:

•	$1,000 was received as an upfront payment in January 2004 upon entering into the agreement, which was deferred and is being recognized as collaborative research and development revenue over our performance period;

•	$163 of expense reimbursement; and

•	$75 received in 2005 and $50 received in 2004 as an annual maintenance payment, creditable against future milestone payments. Accordingly, this payment has been deferred and is being recognized as collaborative research and development revenue over our performance period.

Either party may terminate the collaboration relationship upon customary terms included in the agreement, including upon an uncured material default by the other party, as defined in the license agreement. This license extends until 2017.

Merial Limited

The Company originally granted Qiagen, its corporate co-founder and a shareholder, a worldwide exclusive license for the development and commercialization of the Company’s technology in the field of veterinary products. In 2003 this agreement was amended and assigned by Qiagen to Merial Limited (“Merial”), a joint venture between Merck & Co. and sanofi-aventis. Under the terms of the license agreement, Merial is required to pay the Company royalty payments on product sales and a milestone payment upon Merial’s first regulatory approval of a licensed product in the U.S. No material royalty fees or milestone payments were earned under this agreement in 2005, 2004 and 2003.

Government Contracts and Grants

U.S. Defense Advanced Research Projects Agency (DARPA), part of the Department of Defense

The Company has a $12,000 cost reimbursement contract, as amended, to support the development of enhanced vaccines against bio-terror agents, including anthrax, using its vaccine adjuvant, VaxImmune. This contract expired in the third quarter of 2005. The Company has recognized revenues under this contract of approximately $529, $3,826 and $1,874 for the years ended December 31, 2005, 2004 and 2003, respectively.

U.S. National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health (NIH)

The Company has a $6,250 grant with the NIAID to perform research and preclinical development in the area of pulmonary innate immune activation for biodefense. This grant extends through February 2007. The Company has recognized revenues under this grant of approximately $2,469, $2,333 and $177 in 2005, 2004 and 2003, respectively.

In 2004, the Company was awarded a $16,902, five-year contract to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bio-terror agents. The Company recognized revenues under this contract of approximately $2,295 and $1,976 for the years ended December 31, 2005 and 2004, respectively.

Funding of the above mentioned government contracts and grants beyond the U.S. government’s current fiscal year is subject to Congressional appropriations.

Technology In-Licenses

Ottawa Health Research Institute

The Company has an exclusive worldwide license agreement with the OHRI to develop and commercialize products using technology developed by OHRI in vaccines. In conjunction with an amendment to this license in 2001, the Company issued OHRI 8,734 shares of its common stock. The agreement requires royalty payments on the sale of products covered by the licensed technology. The Company has the right to grant sublicenses to third parties and is required to pay OHRI part of any sublicense revenue received.

University of Iowa Research Foundation

The Company has an exclusive worldwide license agreement with the UIRF to develop and commercialize products covered by certain technology patented by UIRF. This technology was developed by the Company’s scientific co-founder, while he was at the University of Iowa, among others. The agreement requires minimum annual license maintenance fees of $150 beginning in 2003. The Company is obligated to pay UIRF royalty payments on net sales of its products incorporating the licensed technology. The Company has the right to grant sublicenses to third parties and is required to pay UIRF a royalty on any sublicense proceeds.

UIRF agreed to the deferral of past due royalties of $2,275 at December 31, 2004 along with interest at five percent compounded annually. UIRF had the right to request payment at anytime. UIRF also has the right to convert all or part of deferred payments into shares of the Company’s common stock.

During 2005, at the request of UIRF, the Company remitted to UIRF approximately $2,700 of deferred royalties related to collaborator payments received prior to 2005. Settlement of these previous deferred royalties terminated UIRF’s right to convert this obligation into the Company’s common stock.

13. Related Party Transactions

In 2001, the Company loaned its co-founder and Chief Scientific Officer, Dr. Arthur Krieg, $500 evidenced by a promissory note bearing interest of 7% and payable in full on May 8, 2006. The loan was in connection with Dr. Krieg’s purchase of a home in Massachusetts. The loan is collateralized by our common stock held by Dr. Krieg equal to at least 150% of the outstanding balance of the loan, but in no case greater than 184,061 shares and a second mortgage on Dr. Krieg’s home.

Under the patent policy of the University of Iowa, Dr. Krieg receives a portion of the payments we make to the University. In 2005, Dr. Krieg received approximately $1.3 million from the University in conjunction with the royalty payments we made to the University. Dr. Krieg remitted $310 to the Company as a partial pre-payment of his loan. Dr. Krieg intends to settle the remaining balance, including interest, of $348 by tendering Coley common stock to the Company. Accordingly, the remaining promissory note balance has been reclassified to stockholders’ equity.

14. Unaudited Selected Quarterly Financial Data

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

	For the Quarters Ended
	Mar 31	June 30	Sept 30	Dec 31
2005
Total revenues	$1,790	$3,702	$4,946	$5,446
Total operating expenses	14,390	11,661	16,147	14,041
Net loss	$(12,658)	$(7,895)	$(10,474)	$(7,037)
Net loss per share	$(12.88)	$(7.98)	$(0.71)	$(0.27)
2004
Total revenues	$1,912	$7,324	$2,112	$2,996
Total operating expenses	12,040	13,057	11,146	11,583
Net loss	$(10,316)	$(5,975)	$(9,023)	$(8,667)
Net loss per share	$(11.20)	$(6.82)	$(9.87)	$(9.42)