Form 10-K/A
period 2005-12-31
Coley Pharmaceutical Group, Inc.
filed 2006-03-29
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 is being filed by the Registrant solely to correct typographical errors in the charts on pages 7 and 8 of Part I, Item 1.

Coley Pharmaceutical Group, Inc. Form 10-K/A Table of Contents

Page
PART I
Item 1.	Business	1

PART I

Item 1.	BUSINESS

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

ProMune Objective Responses in NSCLC

Modified Intent To Treat Population: 111 Patients(3)

Best Overall Response	Chemotherapy Alone (37 patients)	Chemotherapy + ProMune (74 patients)
Physician Assessment
Complete Responses	2 (5%)	1 (1%)
Partial Responses	5 (14%)	27 (36%)
Stable Disease	16 (43%)	29 (39%)
Progressive Disease	9 (24%)	13 (18%)
Non-evaluable Patients	5 (14%)	4 (5%)
Composite Endpoints
Overall Response(1) (p-value: 0.048)(2)	7 (19%)	28 (38%)

(1)	Overall Response represents the sum of complete and partial responses according to the RECIST criteria.
(2)	A p-value is a statistical measure of significance. A p-value of less than 0.05 indicates a statistically significant difference at the 95% confidence level, and accordingly these results were statistically significant.
(3)	One patient was removed from the intent to treat population due to ineligibility.

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

Survival—Modified Intent to Treat Population

111 Patients

	Survival	P-Value(1)(2)	Hazard Ratio(3)
Overall Survival(4)
Chemotherapy (Median)	208 days
ProMune plus Chemotherapy (Median)	373 days	0.17	0.73
Improvement	79%
Survival at One Year
Chemotherapy	33%
ProMune plus Chemotherapy	50%	0.10	0.65
Improvement	52%

(1)	P-values were calculated based on a comparison of Kaplan-Meier survival curves for the two treatment groups.
(2)	A p-value of less than 0.05 indicates a statistically significant difference at the 95% confidence level, and accordingly, these results were not statistically significant.
(3)	The hazard ratio is a statistical measure of the ratio of death rates between the study group and the control group. A hazard ratio of less than 1 indicates a reduction in the risk of death or progression of disease relative to the control group.
(4)	The above is an interim analysis of survival data from our Phase II clinical trial of ProMune. As a result, this clinical data may change, depending on the survival of the patients remaining in the clinical trial.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

31.1	Certifications of Principal Executive Officer under Rule 13a-14(a)/15d-14(a).

31.2	Certifications of Principal Financial Officer under Rule 13a-14(a)/15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coley Pharmaceutical Group, Inc.

Date: March 29, 2006	By:	/S/ ROBERT L. BRATZLER
Robert L. Bratzler, Ph.D. President and Chief Executive Officer