Form 10-Q
period 2006-03-31
Coley Pharmaceutical Group, Inc.
filed 2006-05-12
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2006, there were 26,205,704 shares of the Registrant’s Common Stock issued and outstanding.

Coley Pharmaceutical Group, Inc.

Form 10-Q Index

For the Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$63,686	$85,911
Marketable securities	70,431	57,075
Accounts receivable	861	2,100
Prepaid expenses and other current assets	1,236	1,199
Deferred royalty fees	2,019	2,020

Total current assets	138,233	148,305
Property and equipment, net	4,393	4,532
Acquired intangible assets, net	1,077	1,117
Deferred royalty fees	5,729	6,234
Other noncurrent assets	979	1,036

Total assets	$150,411	$161,224

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,819	$3,087
Accrued expenses	4,654	5,819
Current portion of capital lease obligations	352	726
Deferred revenue	15,269	15,014

Total current liabilities	23,094	24,646
Deferred revenue	36,321	39,628
Note payable	2,769	2,689
Other noncurrent liabilities	383	375

Total liabilities	62,567	67,338

Commitments and contingencies
Shareholders’ equity
Common stock, $0.01 par value:
Authorized shares—50,000,000 shares at March 31, 2006 and December 31, 2005
Issued and outstanding shares— 26,201,005 and 25,931,428 shares at March 31, 2006 and December 31, 2005, respectively	262	259
Additional paid-in capital	291,475	291,458
Note receivable from shareholder	(351)	(391)
Accumulated other comprehensive income	226	250
Deferred compensation	(7,917)	(9,630)
Accumulated deficit	(195,851)	(188,060)

Total shareholders’ equity	87,844	93,886

Total liabilities and shareholders’ equity	$150,411	$161,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Revenue
Collaborative agreements	$4,024	$295
Government contracts and grants	1,025	1,495

Total revenue	5,049	1,790

Operating expenses
Research and development	10,817	10,764
General and administrative	2,863	3,550
Royalty expense	505	76

Total operating expenses	14,185	14,390

Loss from operations	(9,136)	(12,600)
Other income (expense)
Interest income	1,469	104
Interest expense	(67)	(139)
Other expense, net	(35)	(23)

Total other income (expense)	1,367	(58)

Loss before income taxes	(7,769)	(12,658)

Income tax expense	(21)	—

Net loss	(7,790)	(12,658)
Accretion of redeemable convertible preferred stock	—	(807)

Net loss attributable to common shareholders	$(7,790)	$(13,465)

Comprehensive loss
Net loss	$(7,790)	$(12,658)
Other comprehensive income (loss):
Foreign currency translation adjustments	53	1,362
Unrealized loss on investments	(77)	—

Comprehensive loss	$(7,814)	$(11,296)

Net loss per share attributable to common shareholders
Basic and diluted net loss per share attributable to common shareholders	$(0.30)	$(12.88)

Weighted average shares used to compute basic and diluted loss per share attributable to common shareholders	26,063	1,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2006	2005
Cash flows from operating activities
Net loss	$(7,790)	$(12,658)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	339	401
Amortization of acquired intangible assets	40	40
Noncash stock compensation expense	1,361	4,911
Changes in operating assets and liabilities:
Accounts receivable	1,239	(116)
Prepaid expenses and other assets	(388)	115
Deferred royalty fees	505	(29)
Accounts payable	(348)	(1,088)
Accrued expenses and other liabilities	(687)	215
Deferred revenue	(3,051)	237

Net cash used in operating activities	(8,780)	(7,972)

Cash flows from investing activities
Purchases of marketable securities	(21,543)	(21,000)
Maturities of marketable securities	8,110	29,013
Release of restricted cash	46	56
Purchases of property and equipment	(187)	(21)

Net cash (used in) provided by investing activities	(13,574)	8,048

Cash flows from financing activities
Principal payments of capital lease obligations	(381)	(493)
Proceeds from stock option exercises	372	47
Proceeds from repayment of shareholder note	40	—

Net cash provided by (used in) financing activities	31	(446)

Exchange rate effect on cash and cash equivalents	98	(283)

Net decrease in cash and cash equivalents	(22,225)	(653)
Cash and cash equivalents, beginning of period	85,911	13,190

Cash and cash equivalents, end of period	$63,686	$12,537

Supplemental disclosure of cash flow information
Cash paid for interest	$66	$77

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the Business, Basis of Presentation and Significant Accounting Policies

Nature of the Business

Coley Pharmaceutical Group, Inc. (the “Company”) is an international biopharmaceutical company focused on discovering and developing TLR Therapeutics™, a new class of investigational drug candidates that direct the human immune system to fight cancers, infectious diseases, asthma and allergy. The Company has established a pipeline of four TLR Therapeutic product candidates currently advancing through clinical development either independently or with partners, and additional product candidates in preclinical development.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, Coley Pharmaceutical GmbH, Coley Pharmaceutical Group, Ltd. and Coley Pharmaceutical Security Corporation. All significant intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements of Coley Pharmaceutical Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005. The financial information as of March 31, 2006 and for the three months ended March 31, 2006 and March 31, 2005 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of this interim period have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Marketable securities are classified as “available-for-sale” and are carried at market value with unrealized gains and losses reported as other comprehensive income or loss, which is a separate component of shareholders’ equity.

Marketable securities as of March 31, 2006 consists of the following:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Market Value
Certificates of deposit	$2,031,659	$427	$—	$2,032,086
U.S. government obligations	45,964,785	—	76,395	45,888,390
Corporate bonds	22,543,640	184	33,241	22,510,583

Total marketable securities	$70,540,084	$611	$109,636	$70,431,059

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

Deferred royalty fees included in the condensed consolidated balance sheet totaled $7,748,315 and $8,253,198 at March 31, 2006 and December 31, 2005, respectively.

2. Stock-Based Compensation

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

In 1997, the Company adopted the 1997 Stock Option Plan (“1997 Plan”). The terms of the 1997 Plan are similar to the 2005 Plan. Upon the completion of the Company’s initial public offering, the 1997 Plan was terminated and no new options can be granted under this plan. All outstanding stock options granted under the 1997 Plan as of the date of the termination remain outstanding and subject to their terms and the terms of the 1997 Plan. At March 31, 2006, 2,482,420 options were outstanding under the 1997 Plan.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company adopted SFAS No. 123(R) on January 1, 2006 effective with the beginning of the Company’s first quarter. The standard set forth in SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to adoption presented in this Form 10-Q have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). The Company recognizes stock-based compensation expense using the straight-line attribution method. The net cumulative effect of the adoption of SFAS No. 123(R) did not have a material impact on the financial statements at March 31, 2006.

Prior to January 1, 2006, the Company applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for employee stock options. Under APB No. 25, when the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

For stock options granted to non-employees, including members of its Scientific Advisory Board, the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force, or EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For the three months ended March 31, 2006 and 2005, the Company recognized $32,534 and $169,647, respectively, of stock-based compensation expense related to these options.

Upon the adoption of SFAS No. 123(R), $775,901 of the Company’s deferred stock-based compensation balance of $9,630,022 as of December 31, 2005, which was accounted for under APB No. 25, was reclassified against additional paid-in-capital. The remaining portion of the deferred stock-based compensation balance at March 31, 2006 is comprised of the intrinsic value of stock options granted prior to April 20, 2005 (the date the Company filed its Registration Statement on Form S-1 with the United States Securities and Exchange Commission) at an exercise price below fair market value that were accounted for under the minimum value method since the Company’s stock was not publicly traded.

The fair value of options at the date of grant, based upon certain assumptions, was calculated using the Black-Scholes option pricing model. Given its limited history as a public company, the Company’s expected stock price volatility was based upon the expected stock price volatility of companies whose stock prices are publicly available and are similar in size and development stage to the Company. Given the nature of the Company’s awards in 2005 and 2006, the simplified method was used to estimate the expected term for the three months ended March 31, 2006. The dividend yield of zero is based upon the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar expected life.

The table below illustrates the Black-Scholes option pricing model with the following assumptions used for grants issued during the quarters ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.83%	4.5%
Expected dividend yield	0%	0%
Expected option life	6.25 years	7 years
Expected stock price volatility	75%	0%

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeiture rates differ from those estimates. The Company will record additional expense if the actual forfeitures are less than the estimated and will record a recovery of expense if actual forfeitures are greater than the estimated. No amounts related to stock-based compensation have been capitalized.

The adoption of SFAS No. 123(R) increased the Company’s stock-based compensation expense by approximately $434,000 (a $0.02 impact to basic and diluted net loss per share) in the first quarter of 2006. The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Research and development	$689,807	$2,669,789
General and administrative	671,137	2,241,385

Total stock-based compensation expense	$1,360,944	$4,911,174

As of March 31, 2006, there remained approximately $13,908,880 of compensation costs, net of estimated forfeitures, related to unvested stock options to be recognized as expense over a weighted average period of approximately 2.97 years.

A summary of stock option activity under the Company’s 1997 Stock Option and 2005 Stock Option Plans for the period ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,385,384	$4.86
Granted	29,000	$15.49
Cancelled	(22,657)	$3.97
Exercised	(254,773)	$1.45		$3,423,415

Options outstanding at March 31, 2006	3,136,954	$5.25	8.2 years	$32,075,276
Options vested at March 31, 2006	1,373,338	$3.41	7.5 years	$16,592,258
Options vested and expected to vest at March 31, 2006	3,037,630	$5.16	8.2 years	$31,309,961
Weighted average fair value of options granted during 2006		$10.85
Weighted average fair value of options granted during 2005		$11.68

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

The following table shows potentially dilutive common shares outstanding which are not included in the historical calculations of net loss per common share as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended March 31,
	2006	2005
Options	2,334,011	2,929,397
Warrants	2,038,205	2,124,074
Preferred Stock	—	17,003,547

	4,372,216	22,057,018

The Company became a public company on August 9, 2005. At that time all preferred stock outstanding converted into an aggregate of 17,003,547 shares of common stock, including shares of common stock issuable in connection with a guaranteed paid-in-kind dividend on the Company’s Series F Preferred Stock.

4. Significant Research and Development and Licensing Agreements

Pfizer Inc.

In March 2005, the Company entered into a series of agreements with Pfizer Inc. under which it has granted Pfizer development and worldwide marketing rights to ProMune (also known as CPG 7909 and now referred to as PF-3512676 by Pfizer). Under the license agreement, the Company received a $50,000,000 upfront license fee and may receive up to $455,000,000 in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, as well as royalties on any future product sales. The Company also entered into a stock purchase agreement with Pfizer pursuant to which Pfizer purchased $10,000,000 of the Company’s common stock in a private placement concurrent with the Company’s initial public offering.

A primary focus of the agreements with Pfizer is the development and commercialization of ProMune (PF-3512676) for the treatment, control and prevention of multiple cancers, including the treatment of advanced non-small cell lung cancer, or NSCLC. Pfizer will fund virtually all future development of ProMune (PF-3512676) including Phase III clinical trials for the treatment of NSCLC, breast cancer and other cancer indications. Pfizer has initiated two pivotal international Phase III clinical trials of ProMune (PF-3512676) in the first-line treatment of advanced NSCLC patients.

Pursuant to a separate screening agreement, Pfizer is providing the Company with funding for the discovery and development of next-generation TLR9 agonists for cancer, which, if successful, would be licensed to Pfizer and could result in additional milestone payments and additional royalties to the Company.

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

In connection with the $50,000,000 upfront license payment from Pfizer, the Company will recognize this initial fee over 44 months, the expected period of the Company’s performance obligations. Accordingly, for the three months ended March 31, 2006, the Company recognized license, sponsored research revenue and expense reimbursements of $3,795,097. To date, the Company has received or invoiced $53,162,696 for upfront license, sponsored research and expense reimbursement under the Pfizer agreement.

During 2005, the Company paid UIRF $6,500,000 and the OHRI $150,000 for royalties related to the $50,000,000 upfront license payment received from Pfizer. These amounts were included in deferred royalty fees and are being recognized as expense over 44 months to match the recognition as revenue of the $50,000,000 upfront payment.

Government Contracts and Grants

U.S. National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health (NIH)

The Company has a $6,250,000 grant with the NIAID to perform research and preclinical development in the area of pulmonary innate immune activation for bio-terror defense. This grant extends through February 2007. The Company has recognized revenues under this grant of $440,932 and $520,792 for the three months ended March 31, 2006 and 2005, respectively.

In 2004, the Company was awarded a $16,902,000 five-year contract to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bio-terror agents. The Company recognized revenues under this contract of $583,674 and $654,616 for the three months ended March 31, 2006 and 2005, respectively.

Funding of the above mentioned government contracts and grants beyond the U.S. government’s current fiscal year is subject to Congressional appropriations.

5. Related Party Transactions

In 2001, the Company loaned its co-founder and Chief Scientific Officer, Dr. Arthur Krieg, $500,000 evidenced by a promissory note bearing interest of 7% and payable in full on May 8, 2006. The loan was in connection with Dr. Krieg’s purchase of a home in Massachusetts. The loan is collateralized by the Company’s common stock held by Dr. Krieg equal to at least 150% of the outstanding balance of the loan, but in no case greater than 184,061 shares and a second mortgage on Dr. Krieg’s home.

In 2005, Dr. Krieg remitted $310,000 to the Company as a partial pre-payment of his loan. On May 8, 2006, Dr. Krieg settled the remaining balance, including interest, of approximately $351,000 by tendering Coley common stock to the Company.

6. Recent Accounting Pronouncements

The Company does not believe there exists any recent accounting pronouncements that will have a material impact on its results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a biopharmaceutical company focused on discovering and developing TLR Therapeutics, a novel class of drug candidates for cancers, infectious diseases and respiratory disorders. We began operations in 1998. Independently and with our collaborators, we currently have four drug candidates in clinical trials, including our lead product candidate, PF-3512676 for cancers, which is currently in pivotal international Phase III clinical trials, ACTILON for Hepatitis C virus, which is currently in Phase Ib and Phase II clinical trials, and two product candidates being developed by our collaborators.

Our strategy has been to advance our cancer drug development program to a point where we could enter into a collaboration with a third party and then focus our financial and development resources on advancing our infectious disease program. Since our inception, we have generated significant losses while we or our collaborators have advanced our products into clinical trials. As of March 31, 2006, we had accumulated a deficit of $195.9 million.

Our most advanced product candidate, PF-3512676, was licensed to Pfizer Inc. in March 2005. Pfizer will fund virtually all future development, regulatory and commercialization costs for PF-3512676. Subsequent to this license, we expect to continue to spend significant amounts on the discovery and development of TLR Therapeutics for infectious diseases and expand our research and development programs for new TLR Therapeutics for additional disease indications and advance new product candidates into clinical development from our existing research programs.

Our research and development and financial focus since inception have been in the areas of cancer and infectious diseases. In other areas, such as respiratory diseases and vaccines, we have entered into collaborations to supplement our own resources in the development and commercialization of our drug candidates and to fund the continued development of our technology. In addition, our government sponsored programs have allowed us to further develop and expand our research and development capabilities in areas of interest to us, with the added advantage of reducing our financing needs.

Most of our expenditures to date have been to discover and develop our pipeline of product candidates, to develop our product technology platform and to seek or obtain patents for our intellectual property. Research and development expenditures through March 31, 2006 were related primarily to the development of our lead product candidates, PF-3512676 and ACTILON, and to filing patent applications on our inventions. Our patent estate, on a worldwide basis, includes 16 patents issued in the United States, 63 patents issued in the rest of the world and more than 422 pending patent applications.

On-going Clinical Programs

Cancer

At March 31, 2006, substantially all PF-3512676 clinical trials conducted by us have been completed.

We have been reimbursed $1.3 million by Pfizer for the external costs associated with the conduct of PF-3512676 trials from the inception of the Pfizer relationship through March 31, 2006.

Infectious Disease

As a result of licensing PF-3512676 to Pfizer, we have shifted our internal product development focus from oncology to concentrate on our on-going work in infectious diseases. Our lead product candidate for the treatment of Hepatitis C virus is ACTILON.

The status of ACTILON clinical trials as of March 31, 2006 is as follows:

Trial	Indication	Enrollment Status
Phase Ib combination therapies	Hepatitis C	Fully enrolled
Phase II combination therapies	Hepatitis C	Enrolling

In the quarter ended March 31, 2006, we started a Phase II study of ACTILON in combination with pegylated interferon plus ribavirin in treatment-refractory chronic HCV patients who were previously treated with pegylated interferon plus ribavirin but failed to respond. Initial results from this trial are expected in the second half of 2006.

Consistent with our ProMune clinical development strategy, we plan to use the results of our Phase Ib and Phase II clinical trials to determine our ACTILON clinical development strategy in HCV before proceeding into large scale efficacy clinical trials.

We have incurred $1.4 million in external costs to date on the Phase Ib study, including $0.3 million of external costs in the quarter ended March 31, 2006. We expect to incur an additional $0.4 million in external costs for this study. For the Phase II study, we have incurred $0.3 million in external costs to date, including $0.2 million of external costs in the quarter ended March 31, 2006. We expect to incur an additional $2.0 million in external costs for this study.

We are independently developing and funding ACTILON’s clinical development, with Schering-Plough supplying pegylated interferon and ribavirin at no cost for the above clinical trials.

United States Government Contracts and Grants

As of March 31, 2006 gross proceeds of $13.6 million remained to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as potential reimbursement for our employees’ time and benefits and other expenses related to performance under the various contracts. Funding of these government contracts and grants beyond the United States government’s current fiscal year are subject to annual congressional appropriations.

The status of our United States government contracts and grants, in millions, is as follows:

Program Title	Agency		Program Total	Total Received Through March 31, 2006	Remaining Amounts to be Received March 31, 2006	Contract/ Grant Expiration
Pulmonary Innate Immune Activation for Bio-terror Defense	NIAID	(1)	$6.3	$5.3	$1.0	2007
Innate Immune Receptors and Adjuvant Discovery	NIAID	(1)	16.9	4.3	12.6	2009

Total			$23.2	$9.6	$13.6

(1)	National Institute of Allergy and Infectious Diseases, part of the U.S. National Institutes of Health

Research and Development

Risks and Uncertainties Associated with Research and Development Activities

Most of our product development programs are at an early stage; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective, may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking United States Food and Drug Administration, or FDA, approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. However, we believe that there has been one significant change to our critical accounting policies and estimates regarding stock-based compensation expense that is important in understanding and evaluating our reported financial results.

Stock-Based Compensation Expense

Stock-based compensation expense, which is a non-cash charge, results from estimating the fair value of stock options on the date they were granted and recognizing the related expense over the expected vesting period.

We adopted SFAS No. 123(R) on January 1, 2006 effective with the beginning of our first quarter of 2006. The standard set forth in SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. We elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to adoption presented in this Form 10-Q have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). The net cumulative effect of the adoption of SFAS No. 123(R) did not have a material impact on the financial statements for the three months ended March 31, 2006.

Prior to January 1, 2006, the Company applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for employee stock options. Under APB No. 25, when the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

Upon the adoption of SFAS No. 123(R), $0.8 million of our deferred stock-based compensation balance of $9.6 million as of December 31, 2005, which was accounted for under APB No. 25, was reclassified against additional paid-in-capital. The remaining portion of the deferred stock-based compensation balance at March 31, 2006 is comprised of the intrinsic value of stock options granted prior to April 20, 2005 (the date the Company filed its Registration Statement on Form S-1 with the United States Securities and Exchange Commission) at an exercise price below fair market value that were accounted for under the minimum value method since our stock was not publicly traded.

In order to determine the amount of stock-based compensation to be recorded under SFAS No. 123(R), we are required to develop estimates to be used in calculating the grant date fair value of stock options. We calculated the grant date fair value of the awards using the Black-Scholes option pricing model. Given our limited history as a public company, we calculated our expected stock price volatility assumption based upon the expected volatility of companies, who are of a similar size and development stage as our Company and whose stock prices are publicly available. For stock options granted during the three months ended March 31, 2006 we used an average stock price volatility of 75%. Given the nature of our awards, we used the simplified method prescribed under Staff Accounting Bulletin No. 107 (“SAB 107”) to estimate the expected term. For the three months ended March 31, 2006, the expected term was calculated to be 6.25 years. The dividend yield of zero is based upon on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar expected life.

As of March 31, 2006, the estimated cost of unvested employee awards was $13.9 million net of estimated forfeitures. The weighted average remaining vesting period for these awards is 2.97 years.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Research and development	$690	$2,670
General and administrative	671	2,241

Total stock-based compensation expense	$1,361	$4,911

The amount of stock-based compensation expense to be recognized in future periods cannot be predicted at this time because it will depend on the number of options granted in the future as well as the portion of awards that will actually vest. Under SFAS No. 123(R), we are required to estimate forfeitures at the time of grant and revise this estimate in subsequent periods, if necessary, if actual forfeiture rates differ from those estimates. This estimate will be re-evaluated quarterly and the forfeiture rate adjusted accordingly.

Results of Operations

For the Three Months Ended March 31, 2006 and 2005

Revenue: Revenue increased by $3.3 million to $5.1 million in the three months ended March 31, 2006 from $1.8 million in the same period in 2005, an increase of 182%.

	Three months ended March 31,		Increase/ (Decrease)
Revenue	2006	2005
	(in thousands)
Collaborator:
Fees recognized over performance period	$3,602	$263	$3,339
Cost reimbursement and other	422	32	390

Total collaborator	4,024	295	3,729
Government	1,025	1,495	(470)

Total Revenue	$5,049	$1,790	$3,259

Collaborator revenue increased by $3.7 million in the three months ended March 31, 2006 compared to the same period in 2005. This increase was primarily due to our licensing agreement with Pfizer.

Government revenue decreased by $0.5 million in the three months ended March 31, 2006 compared to the same period in 2005. This decrease is primarily due to the completion of our DARPA contract in 2005.

Research and development expenses: Research and development expenses of $10.8 million in the three months ended March 31, 2006 were basically flat as compared to the same period in 2005.

	Three months ended March 31,		Increase/ (Decrease)
Research and Development Expenses	2006	2005
	(in thousands)
Basic research and preclinical expense	$3,081	$3,094	$(13)
Clinical trials and drug development expense	5,830	3,672	2,158
Government program expense	852	918	(66)
Stock-based compensation expense	690	2,670	(1,980)
Depreciation and amortization expense	364	410	(46)

Total research and development expenses	$10,817	$10,764	$53

Basic research and preclinical expense of $3.1 million in the three months ended March 31, 2006 was flat as compared to the same period in 2005. Basic research and preclinical expense includes discovery research, chemical development, pharmacology, product development and patent related legal costs related to our internal research programs.

Clinical trials and drug development expense increased by $2.2 million in the three months ended March 31, 2006 as compared to the same period in 2005. This increase was comprised of a $0.8 million increase in internal expenses due to higher compensation expense and a $1.4 million increase in external expenses. Prior to the Company’s initial public offering in the third quarter of 2005, the Company’s Board of Directors had not approved an annual cash bonus for employees. Our internal resources, employees and infrastructure are not directly tied to any individual project. Only external costs are tracked by product candidate. External expenses by product candidate are as follows:

	Three months ended March 31,		Increase/ (Decrease)
	2006	2005
	(in thousands)
Internal expenses (non-program specific)	$2,788	$2,001	$787
External expenses:
ProMune	63	1,050	(987)
ACTILON	2,081	596	1,485
Other TLR Therapeutics	898	25	873

Total external expenses	3,042	1,671	1,371

Total clinical trial and drug development expense	$5,830	$3,672	$2,158

External expenses for our ProMune program were $0.1 million in the three months ended March 31, 2006, a decrease of $1.0 million over the same period in 2005. This decrease was due primarily to lower clinical trial expenses, as our Phase II clinical trials in NSCLC and advanced melanoma were completed during 2005.

External expenses for our ACTILON program were $2.1 million for the three months ended March 31, 2006, an increase of $1.5 million over the same period in 2005. This increase was due primarily to higher drug supply, clinical trial and toxicology study expenses as additional ACTILON clinical trials were initiated.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our clinical immunology laboratory.

Government program expense decreased by $0.1 million to $0.9 million in the three months ended March 31, 2006 compared to the same period in 2005, due to the completion of our DARPA contract in 2005. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

We adopted SFAS No. 123(R), “Share-Based Payment”, at the beginning of the first quarter of 2006. Stock-based compensation expense for research and development employees and consultants, which is a non-cash expense, is allocated on an employee and consultant specific basis. Stock-based compensation expense decreased $2.0 million to $0.7 million for the three months ended March 31, 2006 from $2.7 million in the same period 2005. This decrease is primarily due to expense that was immediately recognized for fully vested stock options granted to employees in 2005.

Depreciation and amortization expense for laboratory equipment and leasehold improvements at our research facilities of $0.4 million in the three months ended March 31, 2006 was basically flat as compared to the same period in 2005.

General and administrative expenses: General and administrative expenses decreased by $0.7 million to $2.9 million in the three months ended March 31, 2006 from $3.6 million in the same period in 2005, a decrease of 19.4%.

	Three months ended March 31,		Increase/ (Decrease)
General and Administrative Expenses	2006	2005
	(in thousands)
Compensation and personnel related expense	$1,588	$951	$637
Professional services	513	273	240
Facility costs	69	52	17
Stock-based compensation expense	671	2,242	(1,571)
Depreciation and amortization expense	22	32	(10)

Total general and administrative expenses	$2,863	$3,550	$(687)

The $0.7 million decrease in general and administrative expenses in the three months ended March 31, 2006 was primarily attributed to a $1.6 million decrease in stock-based compensation expense offset by a $0.9 million increase in compensation (salaries and accrued bonus) and public company expenses. Prior to the Company’s initial public offering in the third quarter of 2005, the Company’s Board of Directors had not approved an annual cash bonus for employees. The decrease in stock-based compensation expense in the three months ended March 31, 2006 was primarily due to expense that was immediately recognized for fully vested stock options granted in 2005.

Royalty expense: Royalty expense results from royalties paid to the University of Iowa Research Foundation and the Ottawa Health Research Institute related to revenues from collaboration agreements. Royalty expense increased by $0.4 million to $0.5 million in the three months ended March 31, 2006 from $0.1 million in the same period in 2005. This increase results primarily from royalties paid to the University of Iowa Research Foundation that were related to the $50.0 million upfront payment received from Pfizer in 2005.

Other income and expense: Interest income increased by $1.4 million in the three months ended March 31, 2006 reflecting higher average cash and investment balances due to proceeds from our 2005 initial public offering, the Pfizer private placement and receipt of an upfront license fee from Pfizer. Interest expense decreased by $0.1 million in the three months ended March 31, 2006 as a result of lower interest payments on our declining debt balance under our capital lease facility.

Net loss: Net loss decreased, for the reasons stated above, by $4.9 million to $7.8 million in the three months ended March 31, 2006 from a net loss of $12.7 million in the same period in 2005.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 1998, we have funded our operations primarily through:

•	proceeds of $145.6 million from private placements of preferred stock and warrants;

•	proceeds of $110.8 million from our initial public offering and concurrent private placement of common stock to Pfizer;

•	cash receipts of $88.0 million from our commercial collaborations;

•	cash receipts of $21.3 million from United States government contracts and grants;

•	$6.8 million borrowed for leasehold improvements and equipment financing under a capital lease facility; and

•	$2.1 million in debt to fund our initial research and development activities.

Included in the amounts above is $63.2 million from Pfizer that we have received in upfront license fees, sales of common stock, sponsored research fees and expense reimbursements.

At March 31, 2006, we had unrestricted cash, cash equivalents and marketable securities of $134.1 million, compared to $142.9 million as of December 31, 2005.

We invest in cash equivalents, U.S. government obligations, high-grade municipal and corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income.

	Three Months Ended March 31,		Change
Summary Cash Flow Information	2006	2005	2006 vs. 2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,780)	$(7,972)	$(808)
Investing activities	(13,574)	8,048	(21,622)
Financing activities	31	(446)	477
Exchange rate effect on cash and cash equivalents	98	(283)	381

Net decrease in cash and cash equivalents	$(22,225)	$(653)	$(21,572)

Cash and cash equivalents at March 31	$63,686	$12,537	$51,149
Marketable securities at March 31	70,431	2,000	68,431

Cash, cash equivalents and marketable securities at March 31	$134,117	$14,537	$119,580

Three months ended March 31, 2006 and 2005

Net cash used in operating activities increased by $0.8 million in the three months ended March 31, 2006 as compared to the same period in 2005 due primarily to a $2.1 million increase in clinical trials and drug development expenses offset by a $1.4 million increase in collections of accounts receivable.

Net cash used in investing activities increased by $21.6 million in the three months ended March 31, 2006 primarily due to an increase in purchases of marketable securities.

Net cash provided by financing activities increased by $0.5 million primarily due to the increase in stock option activity in the three months ended March 31, 2006 as compared to the same period in 2005.

Our foreign currency cash balances at our subsidiary in Germany expose us to fluctuations in currency exchange rates. During the three months ended March 31, 2006, the U.S. Dollar depreciated approximately 1.9% against the Euro, which resulted in a $0.1 million favorable translation adjustment when converting our Euro cash balances to U.S. Dollars for financial reporting purposes.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of March 31, 2006:

	Cash Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$6,930	$1,603	$2,909	$1,512	$906
Capital leases	352	352	—	—	—
Long-term debt	2,769	—	2,769	—	—
In-licensed technology	750	150	300	300	*

	$10,801	$2,105	$5,978	$1,812	$906

*	Minimum annual license fees of $0.2 million are required through the date of the last patent expiration. As a result of pending patents, we are currently unable to determine the length of this period.

Operating Leases

Our commitments under operating leases shown above consist of payments relating to our real estate lease in Wellesley, Massachusetts, U.S.A. expiring in 2008, our lease in Ottawa, Canada, expiring in 2012, and our two leases in Langenfeld, Germany, expiring in 2007 and 2010.

Capital Leases

We have entered into a capital lease facility agreement with General Electric Capital Corporation, primarily for new laboratory and computer equipment. Based on the terms of the agreement and the type of underlying equipment, each lease extends for a period of 36 or 48 equal monthly payments at a weighed average interest rate of 8.25%. As of March 31, 2006, we have principal and interest obligations of $0.4 million remaining.

Long-term Debt

In 1998, our foreign subsidiary Coley Pharmaceutical GmbH (Coley GmbH) obtained a research and development loan from Technologie-Beteiligungs-Gesellschaft (Tbg). The loan of €1.5 million ($1.9 million at March 31, 2006) was to fund the early research and development of our product candidates. The loan bears interest at 6% annually, with principal payable December 31, 2007 and interest payable semi-annually on March 31 and September 30. An additional contingent fee of 6% annually of the loan principal is payable when the loan is due or earlier if the loan is terminated before its due date by either Coley GmbH or Tbg. We have accrued this contingent fee under the loan as Tbg may, at its sole discretion, request payment of the fee. The minimum contingent fee is 30% of the loan principal. As of March 31, 2006, we have accrued $0.9 million for this potential contingent fee.

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

Funding Requirements

We expect to devote substantial resources to continue our research and development efforts. Our funding requirements will depend on a number of forward-looking factors. These factors include, but are not limited to, the following:

•	the success of our collaborative arrangement with Pfizer for the development and commercialization of PF-3512676;

•	the scope of our HCV program and results of our clinical trials of ACTILON;

•	the advancement of additional product candidates into clinical development;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation or interference costs and the results of such litigation or interference; and

•	our ability to maintain collaborative arrangements and obtain milestone, royalties and other payments from our collaborators, other than Pfizer.

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

Based on our current operating plan, we believe that our cash and cash equivalent balance at March 31, 2006 will be sufficient to finance our working capital and capital requirements for approximately 3 years. Changes in our research and development plans or other changes affecting our operating expenses may affect our cash burn and existing cash resources. We expect our sources of funding for the next several years to include potential milestone payments relating to PF-3512676, sanofi-aventis’ drug candidates and VaxImmune™, proceeds from our government programs and other collaborative license agreements we may enter into.

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

Recent Accounting Pronouncements

The Company does not believe there exists any recent accounting pronouncements that will have a material impact on its results of operations or financial position.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

In 2001, we loaned our scientific co-founder and Chief Scientific Officer, Dr. Arthur Krieg, $0.5 million evidenced by a promissory note bearing interest of 7% and payable in full on May 8, 2006. The loan was in connection with Dr. Krieg’s purchase of a home in Massachusetts. The loan is collateralized by our common stock held by Dr. Krieg equal to at least 150% of the outstanding balance of the loan, but in no case greater than 184,061 shares and a second mortgage on Dr. Krieg’s home.

In 2005, Dr. Krieg remitted $0.3 million to the Company as a partial pre-payment of his loan. On May 8, 2006, Dr. Krieg settled the remaining balance, including interest, of approximately $0.3 million by tendering Coley common stock to the Company.

Forward-Looking Statements

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future products, revenues, expenses, liquidity and cash needs, as well as our plans and strategies. Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current events. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “may,” “will,” and other words and terms of similar meaning. These forward-looking statements are based upon current expectation and we assume no obligation to update this information. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this Quarterly Report on Form 10-Q, including the cautionary information set forth under Part II, Item 1A., Risk Factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The costs and expenses of our international subsidiaries are denominated in the Canadian dollar and the Euro. If exchange rates change 10%, the impact on our annual net loss and cash burn would be $1.5 million.

From time to time, we may enter into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward foreign exchange contracts are recorded in the consolidated statement of operations. We did not have any open forward foreign exchange contracts at March 31, 2006 and December 31, 2005.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Risks Related to Our Business and Strategy

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We have incurred $195.9 million in cumulative net losses from our inception in 1997, and we expect losses to continue for the next several years. Our net loss for the three months ended March 31, 2006 was $7.8 million and for the fiscal year ended December 31, 2005 was $38.1 million. To date, we have only recognized revenues through payments for funded research and development and license or collaboration fees and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including ACTILON, advance our other TLR Therapeutic product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and engage in commercialization activities in anticipation of potential United States Food and Drug Administration, or FDA, approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have limited sources of revenue and if we are unable to secure additional funding, we will have to reduce or discontinue operations.

We will require substantial funds to conduct development, including preclinical testing and clinical trials of our product candidates. We currently believe that our available cash, cash equivalents and marketable securities, expected milestone payments and reimbursements from Pfizer and other collaborators under our collaboration agreements, and interest income will be sufficient to fund our anticipated levels of operations for approximately the next three years. However, our future capital requirements will depend on many factors, including:

•	the scope, progress, expansion, costs and results of our research and development programs and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	our ability to establish and maintain collaborative arrangements and obtain milestone, royalty and other payments from collaborators;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation or interference costs and liabilities; and

•	the resources we devote to manufacturing, marketing and commercializing our products.

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

We also depend on the success of ACTILON, which is at an early stage of clinical development.

Most of our work to date with ACTILON has been limited to preclinical studies and early stage clinical trials in a small number of healthy volunteers and patients infected with the Hepatitis C virus or HCV. We have only recently begun clinical trials of ACTILON in patients infected with Hepatitis C virus. We will be required to spend considerable additional time, money and effort on development activities before seeking regulatory approval to market ACTILON. There can be no assurance that we will receive regulatory approval or that, if we do, such regulatory approval will be timely enough to assure the commercial viability of ACTILON. Our business prospects depend on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize ACTILON. If we do not achieve clinical success with ACTILON or if we ultimately fail to commercialize ACTILON, we may be unable to generate sufficient revenues to maintain our business, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which could cause our stock price to decline.

Positive results from preclinical studies or early clinical trials do not assure that later or larger-scale clinical trials will succeed. The initial trials of ACTILON have been conducted only in small numbers of patients who may not fully represent the diversity of larger populations infected with HCV and may not predict the ability of ACTILON to achieve a sustained virological response or its ability to provide a long-term therapeutic benefit. We will be required to demonstrate through larger-scale clinical trials that ACTILON is safe and effective for use in a diverse patient population before we can seek regulatory approval for its commercial sale. If ACTILON fails to demonstrate sufficient safety and efficacy in any clinical trial, we would likely experience significant delays or be required to abandon development of ACTILON.

If our competitors develop treatments for HCV that are approved faster, marketed more successfully or demonstrated to be more effective than ACTILON, our commercial opportunity will be reduced or eliminated.

If approved by the necessary regulatory authorities, ACTILON will be subject to competition in the treatment of HCV from a significant number of additional drugs that are currently under development and may become available in the future for the treatment of HCV. These treatments may be more effective or less costly than ACTILON. A partial list of potential new products for the treatment of HCV includes Viramidine™, which is being developed by Valeant Pharmaceuticals; Zadaxin®, which is being developed by SciClone Pharmaceuticals; ANA 975, which is being developed by Anadys Pharmaceuticals; VX 950, which is being developed by Vertex Pharmaceuticals; NM283, which is being developed by Idenix Pharmaceuticals and Novartis; and Albuferon™, which is being developed by Human Genome Sciences. Additionally, less expensive generic forms of currently marketed drugs could lead to additional competition upon the expiration or invalidation of patents underlying such currently marketed drugs.

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

Our patent estate includes, on a worldwide basis, 16 patents issued in the U.S., 63 patents issued in the rest of the world and more than 422 pending patent applications. However, our patents may not protect us against our competitors. The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our patents can be challenged in litigation. Such litigation can involve substantial costs and distraction. If the outcome of such litigation is adverse to us, third parties may be able to use our patented inventions and compete directly with us, without payment to us. Third parties may also be able to circumvent our patents by design innovations. We may not receive any additional patents based on the applications currently pending.

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

Risks Related to Our Common Stock

If there are substantial sales of our common stock, our stock price could decline.

Our current stockholders hold a substantial number of shares, which they are able to sell in the public market. If we or our stockholders sell significant amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We have also registered all common stock that we have or may issue under our stock compensation plans. These shares can be freely sold in the public market upon issuance, subject to applicable restrictions under the securities laws. If any of these stockholders cause a large number of securities to be sold in the public market, the sale could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

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

COLEY PHARMACEUTICAL GROUP, INC.

May 12, 2006	/s/ ROBERT L. BRATZLER, PH.D.
Robert L. Bratzler, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

May 12, 2006	/s/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

COLEY PHARMACEUTICAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.