Form 10-Q
period 2006-06-30
Coley Pharmaceutical Group, Inc.
filed 2006-08-11
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, there were 26,307,020 shares of the Registrant’s Common Stock issued and outstanding.

Coley Pharmaceutical Group, Inc.

Form 10-Q Index

For the Quarter Ended June 30, 2006

		Page
PART I — FINANCIAL INFORMATION		3

ITEM 1	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended June 30, 2006 and June 30, 2005 and the six months ended June 30, 2006 and June 30, 2005	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2006 and June 30, 2005	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	21

PART II — OTHER INFORMATION		22

ITEM 1A.	RISK FACTORS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 6.	EXHIBITS	24

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$55,521	$85,911
Marketable securities	65,763	57,075
Accounts receivable	992	2,100
Prepaid expenses and other current assets	1,634	1,199
Deferred royalty fees	2,020	2,020

Total current assets	125,930	148,305
Property and equipment, net	4,430	4,532
Acquired intangible assets, net	1,037	1,117
Deferred royalty fees	5,224	6,234
Other noncurrent assets	3,496	1,036

Total assets	$140,117	$161,224

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,469	$3,087
Accrued expenses	5,166	5,819
Current portion of capital lease obligations	161	726
Deferred revenue	15,286	15,014

Total current liabilities	23,082	24,646
Deferred revenue	32,529	39,628
Note payable	2,907	2,689
Other noncurrent liabilities	398	375

Total liabilities	58,916	67,338

Commitments and contingencies
Shareholders’ equity
Common stock, $0.01 par value:
Authorized shares—50,000,000 shares at June 30, 2006 and December 31, 2005
Issued and outstanding shares— 26,302,178 and 25,931,428 shares at June 30, 2006 and December 31, 2005, respectively	263	259
Additional paid-in capital	291,596	291,458
Note receivable from shareholder	—	(391)
Accumulated other comprehensive income	509	250
Deferred compensation	(6,986)	(9,630)
Accumulated deficit	(204,181)	(188,060)

Total shareholders’ equity	81,201	93,886

Total liabilities and shareholders’ equity	$140,117	$161,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Revenue
Collaborative agreements	$3,983	$2,542	$8,007	$2,837
Government contracts and grants	894	1,160	1,918	2,655

Total revenue	4,877	3,702	9,925	5,492

Operating expenses
Research and development	10,902	8,668	21,719	19,432
General and administrative	3,109	2,640	5,972	6,190
Royalty expense	555	353	1,060	428

Total operating expenses	14,566	11,661	28,751	26,050

Loss from operations	(9,689)	(7,959)	(18,826)	(20,558)
Other income and expense
Interest income	1,464	279	2,933	383
Interest expense	(64)	(139)	(131)	(278)
Other expense, net	(19)	(76)	(53)	(101)

Total other income and expense	1,381	64	2,749	4

Loss before income taxes	(8,308)	(7,895)	(16,077)	(20,554)

Income tax expense	(22)	—	(44)	—

Net loss	(8,330)	(7,895)	(16,121)	(20,554)
Accretion of redeemable convertible preferred stock	—	(826)	—	(1,633)

Net loss attributable to common shareholders	$(8,330)	$(8,721)	$(16,121)	$(22,187)

Comprehensive loss
Net loss	$(8,330)	$(7,895)	$(16,121)	$(20,554)
Other comprehensive income (loss):
Foreign currency translation adjustments	285	(236)	338	1,127
Unrealized losses on investments, net	(3)	—	(80)	—

Comprehensive loss	$(8,048)	$(8,131)	$(15,863)	$(19,427)

Net loss per share attributable to common shareholders
Basic and diluted net loss per share attributable to common shareholders	$(0.32)	$(7.98)	$(0.62)	$(20.74)

Weighted average shares used to compute basic and diluted loss per share attributable to common shareholders	26,230	1,093	26,147	1,070

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2006	2005
Cash flows from operating activities
Net loss	$(16,121)	$(20,554)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	676	799
Amortization of acquired intangible assets	80	80
Noncash stock compensation expense	2,624	6,624
Changes in operating assets and liabilities:
Accounts receivable	1,133	(753)
Prepaid expenses and other assets	(160)	(751)
Deferred royalty fees	1,010	(6,246)
Accounts payable	(548)	580
Accrued expenses and other liabilities	(760)	(331)
Deferred revenue	(6,827)	48,364

Net cash (used in) provided by operating activities	(18,893)	27,812

Cash flows from investing activities
Purchases of marketable securities	(35,837)	(21,000)
Maturities of marketable securities	24,336	31,013
Release of restricted cash	46	102
Purchases of property and equipment	(384)	(177)

Net cash (used in) provided by investing activities	(11,839)	9,938

Cash flows from financing activities
Principal payments of capital lease obligations	(590)	(898)
Proceeds from stock option exercises	512	165
Proceeds from repayment of shareholder note	44	21

Net cash used in financing activities	(34)	(712)

Exchange rate effect on cash and cash equivalents	376	(681)

Net (decrease) increase in cash and cash equivalents	(30,390)	36,357
Cash and cash equivalents, beginning of period	85,911	13,190

Cash and cash equivalents, end of period	$55,521	$49,547
Non-cash investing and financing activities
Repayment of shareholder note	$353	—

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

The accompanying condensed consolidated financial statements of Coley Pharmaceutical Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005. The financial information as of June 30, 2006 and for the three and six months ended June 30, 2006 and June 30, 2005 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of this interim period have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Marketable securities as of June 30, 2006 consist of the following:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Market Value
Less than 12 months
Certificates of deposit	$2,024,924	$—	$148	$2,024,776
U.S. government agencies	41,969,763	262	64,708	41,905,317
Corporate bonds	17,936,822	—	50,067	17,886,755
Commercial paper	3,946,500	—	596	3,945,904

Total marketable securities less than 12 months	65,878,009	262	115,519	65,762,752

12 months or longer
U.S. government agencies	$2,500,000	$—	$10,364	$2,489,636

Total marketable securities	$68,378,009	$262	$125,883	$68,252,388

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

Deferred royalty fees included in the condensed consolidated balance sheet totaled $7,243,432 and $8,253,198 at June 30, 2006 and December 31, 2005, respectively.

2. Stock-Based Compensation

Upon the effectiveness of the Company’s initial public offering, the 2005 Stock Plan (“2005 Plan”) was adopted. The 2005 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. The stock options typically vest over a period of up to four years. The stock options typically expire ten years from the date granted. When an optionee ceases to be an employee, director, or consultant of the Company, such options terminate either upon or shortly after termination of employment or the provision of services.

In 1997, the Company adopted the 1997 Stock Option Plan (“1997 Plan”). The terms of the 1997 Plan are similar to the 2005 Plan. Upon the completion of the Company’s initial public offering, the 1997 Plan was terminated and no new options can be granted under this plan. All outstanding stock options granted under the 1997 Plan as of the date of the termination remain outstanding and subject to their terms and the terms of the 1997 Plan. At June 30, 2006, 2,345,356 options were outstanding under the 1997 Plan.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company adopted SFAS No. 123(R) on January 1, 2006 effective with the beginning of the Company’s first quarter. The standard set forth in SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to adoption presented in this Form 10-Q have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). The Company recognizes stock-based compensation expense using the straight-line attribution method. The net cumulative effect of the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements.

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

For stock options granted to non-employees, including members of the Company’s Scientific Advisory Board, the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force, or EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For the three months ended June 30, 2006 and 2005, the Company recognized $9,215 and $164,583, respectively, of stock-based compensation expense related to these options. For the six months ended June 30, 2006 and 2005, the Company recognized $41,749 and $334,230, respectively, of stock-based compensation expense related to these options.

Upon the adoption of SFAS No. 123(R), $775,901 of the Company’s deferred stock-based compensation balance of $9,630,022 as of December 31, 2005, which was accounted for under APB No. 25, was eliminated against additional paid-in-capital. The remaining portion of the deferred stock-based compensation balance at June 30, 2006 is comprised of the intrinsic value of stock options granted prior to April 20, 2005 (the date the Company filed its Registration Statement on Form S-1 with the SEC) at an exercise price below fair market value which were accounted for under the minimum value method for SFAS No. 123 disclosure purposes since the Company’s stock was not then publicly traded.

The fair value of options at the date of grant, based upon certain assumptions, was calculated using the Black-Scholes option pricing model. Given its limited history as a public company, the Company’s expected stock price volatility was based upon the expected stock price volatility of companies whose stock prices are publicly available and are similar in size and development stage to the Company. The expected term assumption is based upon the simplified method provided under SAB 107 which averages the contractual term of the Company’s options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. The dividend yield of zero is based upon the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the United States Treasury yield curve in effect at the time of the grant for instruments with a similar expected life.

The table below illustrates the Black-Scholes option pricing model with the following assumptions used for grants issued during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.1%	4.14%	4.8% - 5.1%	4.14% - 4.5%
Expected dividend yield	0%	0%	0%	0%
Expected option life	6.25	7	6.25	7
Expected stock price volatility	75%	80%	75%	80%

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeiture rates differ from those estimates. The Company will record additional expense if the actual forfeitures are less than those estimated and will record a recovery of expense if actual forfeitures are greater than those estimated. No amounts related to stock-based compensation have been capitalized.

The adoption of SFAS No. 123(R) increased the Company’s stock-based compensation expense by approximately $458,000 (representing a $0.02 impact to basic and diluted net loss per share) in the three months ended June 30, 2006 and $892,000 (representing a $0.04 impact to basic and diluted net loss per share) for the six months ended June 30, 2006. The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Research and development	$563,409	$754,191	$1,253,216	$3,423,980
General and administrative	699,847	958,316	1,370,985	3,199,701

Total stock-based compensation expense	$1,263,256	$1,712,507	$2,624,201	$6,623,681

As of June 30, 2006, there remained approximately $14,038,000 of compensation costs, net of estimated forfeitures, related to unvested stock options to be recognized as expense over a weighted average period of approximately 2.87 years.

A summary of stock option activity under the Company’s 1997 and 2005 Stock Option Plans for the period ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,385,384	$4.86
Granted	235,736	$11.95
Cancelled	(40,875)	$6.22
Exercised	(380,531)	$1.35		$4,955,530

Options outstanding at June 30, 2006	3,199,714	$5.79	8.1	$22,350,485
Options vested at June 30, 2006	1,388,565	$3.37	7.3	$12,392,717
Options vested and expected to vest at June 30, 2006	3,101,309	$5.70	8.1	$21,898,429
Weighted average fair value of options granted during 2006		$8.63
Weighted average fair value of options granted during 2005		$11.78

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

The following table shows the number of potentially dilutive common shares outstanding which are not included in the historical calculations of net loss per common share as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options	2,362,576	2,870,205	2,362,576	2,870,205
Warrants	2,038,205	2,124,074	2,038,205	2,124,074
Preferred Stock	—	17,003,547	—	17,003,547

	4,400,781	21,997,826	4,400,781	21,997,826

The Company became a public company on August 9, 2005. At that time all preferred stock outstanding converted into an aggregate of 17,003,547 shares of common stock, including shares of common stock issuable in connection with a guaranteed paid-in-kind dividend on the Company’s Series F Preferred Stock.

4. Significant Research and Development and Licensing Agreements

Pfizer Inc.

In March 2005, the Company entered into a series of agreements with Pfizer Inc. (“Pfizer”) under which it has granted Pfizer development and worldwide marketing rights to ProMune™ (also known as CPG 7909 and now referred to as PF-3512676 by Pfizer). Under the license agreement, the Company received a $50,000,000 upfront license fee and may receive up to $455,000,000 in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, as well as royalties on any future product sales. The Company also entered into a stock purchase agreement with Pfizer pursuant to which Pfizer purchased $10,000,000 of the Company’s common stock in a private placement concurrent with the Company’s initial public offering.

A primary focus of the agreements with Pfizer is the development and commercialization of PF-3512676 for the treatment, control and prevention of multiple cancers, including the treatment of advanced non-small cell lung cancer, or NSCLC. Pfizer will fund all future development of PF-3512676 including Phase III clinical trials for the treatment of NSCLC, breast cancer and other cancer indications. Pfizer has initiated two pivotal international Phase III clinical trials of PF-3512676 in the first-line treatment of advanced NSCLC patients.

Pursuant to a separate screening agreement, Pfizer is providing the Company with funding for the discovery and development of next-generation TLR9 agonists for cancer, which, if successful, would be licensed to Pfizer and could result in additional milestone payments and additional royalties to the Company.

Under the terms of the license agreement, the license extends until the later to occur of the expiration of the last of the licensed patents which covers the sale of PF-3512676 or any next generation TLR9 agonist licensed by the Company to Pfizer and the emergence of generic competition for such products, in each case, as determined on a country-by-country basis. Currently, the latest to expire of the Company’s patents covering PF-3512676 is scheduled to expire in 2014. The Company has patent applications pending which, if issued, may provide patent protection for PF-3512676 through 2017.

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

In connection with the $50,000,000 upfront license payment from Pfizer, the Company will recognize this initial fee over 44 months, the expected period of the Company’s performance obligations. Accordingly, for the three months ended June 30, 2006 and 2005, the Company recognized license, sponsored research revenue and expense reimbursements of $3,644,242 and $2,324,600, respectively. For the six months ended June 30, 2006 and 2005, the Company recognized $7,439,339 and $2,324,600 respectively. To date, the Company has received or invoiced $53,224,021 for upfront license, sponsored research and expense reimbursement under the Pfizer agreement.

During 2005, the Company paid UIRF $6,500,000 and OHRI $150,000 for royalties related to the $50,000,000 upfront license payment received from Pfizer. These amounts were included in deferred royalty fees and are being recognized as expense over 44 months to match the recognition of revenue of the $50,000,000 upfront payment described above.

Avant Immunotherapeutics, Inc.

On May 24, 2006, the Company entered into a license agreement with Avant Immunotherapeutics, Inc. (“Avant”). The license agreement is for the use of VaxImmune™ in combination with Avant’s CETP vaccine candidate for cholesterol management. The Company received an upfront payment and will receive payments upon Avant’s achievement of development and regulatory milestones as well as royalties from sales of vaccine products developed that contain VaxImmune. Under this agreement, Avant is solely responsible for the development of products containing VaxImmune.

Either party may terminate the agreement upon customary terms included in the agreement including upon an uncured material default by the other party, as defined in the license agreement. This license extends through the later to occur (i) the expiration or termination of the last valid patent claim in the territory or (ii) twelve (12) years from the first commercial sale of a licensed product in the territory.

Government Contracts and Grants

U.S. National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health

The Company has a $6,250,000 grant with the NIAID to perform research and preclinical development in the area of pulmonary innate immune activation for bio-terror defense. This grant extends through February 2007. The Company has recognized revenues under this grant of $134,379 and $400,050 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the Company has recognized revenue under this grant of $575,311 and $920,311, respectively.

In 2004, the Company was awarded a $16,902,000 five-year contract from the NIAID to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bio-terror agents. The Company recognized revenues under this contract of $759,363 and $534,764 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the Company recognized revenue under this contract of $1,343,037 and $1,189,380, respectively.

Funding of the above mentioned government contracts and grants beyond the United States government’s current fiscal year are subject to Congressional appropriations. Overhead billed to the United States government under these contracts is considered provisional until audited by the United States government.

5. Related Party Transactions

In 2001, the Company loaned its co-founder and Chief Scientific Officer, Dr. Arthur Krieg, $500,000 evidenced by a promissory note bearing interest of 7% and payable in full on May 8, 2006. The loan was made in connection with Dr. Krieg’s purchase of a home in Massachusetts.

In 2005, Dr. Krieg remitted $310,000 to the Company as a partial pre-payment of his loan. On May 8, 2006, Dr. Krieg settled the remaining balance, including interest, of approximately $353,000 by agreeing to tender 24,579 shares of Coley common stock to the Company.

6. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. At the present time, the Company is evaluating the impact the adoption may have on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a biopharmaceutical company focused on discovering and developing TLR Therapeutics, a novel class of drug candidates for cancers, infectious diseases and respiratory disorders. We began operations in 1998. Independently and with our collaborators, we currently have four drug candidates in clinical trials, including our lead product candidate, PF-3512676 for cancers, which is currently in pivotal international Phase III clinical trials, ACTILON™ for Hepatitis C virus, or HCV,which is currently in Phase Ib and Phase II clinical trials, and two product candidates being developed by our collaborators. Since our inception, we have generated significant losses while we, or our collaborators, have advanced our products into clinical trials. As of June 30, 2006, we had accumulated a deficit of $204.2 million.

Our most advanced product candidate, PF-3512676, was licensed to Pfizer Inc. in March 2005 and is currently in Phase III clinical trials which are being conducted by Pfizer. Pfizer is funding the development, regulatory and commercialization costs for PF-3512676. Subsequent to this license, we expect to continue to spend significant amounts on the discovery and development of TLR Therapeutics for HCV and expand our research and development programs for new TLR Therapeutics for additional disease indications and advance new product candidates into clinical development from our existing research programs.

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

Most of our expenditures to date have been to discover and develop our pipeline of product candidates, to develop our product technology platform and to seek or obtain patents for our intellectual property. Research and development expenditures through June 30, 2006 were related primarily to the development of our lead product candidates, PF-3512676 and ACTILON, and to filing patent applications on our inventions. Our patent estate, on a worldwide basis, includes 16 patents issued in the United States, 82 patents issued in the rest of the world and more than 430 pending patent applications.

Ongoing Clinical Programs

Cancer

At June 30, 2006, substantially all PF-3512676 clinical trials initiated by us prior to entering the Pfizer license agreement have been completed. We have been reimbursed $1.4 million by Pfizer for the external costs associated with the conduct of PF-3512676 trials from the inception of the Pfizer agreement through June 30, 2006.

Hepatitis C Virus

Our lead product candidate for the treatment of Hepatitis C virus is ACTILON. The status of ACTILON clinical trials as of June 30, 2006 is as follows:

Trial	Indication	Enrollment Status
Phase Ib combination therapies	Hepatitis C	Fully enrolled
Phase II combination therapies	Hepatitis C	Enrolling

Consistent with our PF-3512676 clinical development strategy, we plan to use the results of our Phase Ib and Phase II clinical trials to determine our ACTILON clinical development strategy in HCV before proceeding into large scale efficacy clinical trials. Initial results from the Phase II trial are expected in the second half of 2006.

We have incurred $1.6 million in external costs to date on the Phase Ib study, including $0.2 million of external costs in the quarter ended June 30, 2006. We expect to incur an additional $0.2 million in external costs for this study through its conclusion. For the Phase II study, we have incurred $0.8 million in external costs to date, including $0.5 million of external costs in the quarter ended June 30, 2006. We expect to incur an additional $1.5 million in external costs for this study through its conclusion.

We are independently developing and funding ACTILON’s clinical development, with Schering-Plough Corporation supplying pegylated interferon and ribavirin at no cost for the above clinical trials.

United States Government Contracts and Grants

As of June 30, 2006, gross proceeds of $12.8 million remained to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as potential reimbursement for our employees’ time and benefits and other expenses related to performance under the various contracts. Funding of these government contracts and grants beyond the United States government’s current fiscal year is subject to annual Congressional appropriations. Overhead billed to the United States government under these contracts is considered provisional until audited by the United States government.

The status of our United States government contracts and grants, in millions, is as follows:

Program Title	Agency		Program Total	Total Received Through June 30, 2006	Remaining Amounts to be Received as of June 30, 2006	Contract/ Grant Expiration
Pulmonary Innate Immune Activation for Bio-terror Defense	NIAID	(1)	$6.3	$5.4	$0.9	2007
Innate Immune Receptors and Adjuvant Discovery	NIAID	(1)	16.9	5.0	11.9	2009

Total			$23.2	$10.4	$12.8

(1)	National Institute of Allergy and Infectious Diseases, part of the U.S. National Institutes of Health

Research and Development

Risks and Uncertainties Associated with Research and Development Activities

Most of our product development programs are at an early stage; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective, may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking United States Food and Drug Administration, or FDA, approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate cost of such product development, or whether we will obtain any approval required by the FDA on a timely basis, if at all.

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

We adopted SFAS No. 123(R) on January 1, 2006 effective with the beginning of our first quarter of 2006. The standard set forth in SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. We elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to adoption presented in this Form 10-Q have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). The net cumulative effect of the adoption of SFAS No. 123(R) did not have a material impact on the financial statements.

Prior to January 1, 2006, we applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for employee stock options. Under APB No. 25, when the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

Upon the adoption of SFAS No. 123(R), $0.8 million of our deferred stock-based compensation balance of $9.6 million as of December 31, 2005, which was accounted for under APB No. 25, was eliminated against additional paid-in-capital. The remaining portion of the deferred stock-based compensation balance at June 30, 2006 is comprised of the intrinsic value of stock options granted prior to April 20, 2005 (the date we filed our Registration Statement on Form S-1 with the SEC) at an exercise price below fair market value which were accounted for under the minimum value method for SFAS No. 123 disclosure purposes since our stock was not then publicly traded.

In order to determine the amount of stock-based compensation to be recorded under SFAS No. 123(R), we are required to develop estimates to be used in calculating the grant date fair value of stock options. We calculated the grant date fair value of the awards using the Black-Scholes option pricing model. Given our limited history as a public company, we calculated our expected stock price volatility assumption based upon the expected volatility of companies that are of a similar size and development stage as our Company and whose stock prices are publicly available. For stock options granted during the three and six months ended June 30, 2006 we used an average stock price volatility of 75%. The expected term assumption is based upon the simplified method provided under SAB 107 which averages the contractual term of our options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. For the three and six months ended June 30, 2006, the expected term was calculated to be 6.25 years. The dividend yield of zero is based upon the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the United States Treasury yield curve in effect at the time of the grant for instruments with a similar expected life.

As of June 30, 2006, the estimated cost of unvested employee awards was $14.0 million net of estimated forfeitures. The weighted average remaining vesting period for these awards is 2.87 years.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Research and development	$563	$754	$1,253	$3,424
General and administrative	700	958	1,371	3,200

Total stock-based compensation expense	$1,263	$1,712	$2,624	$6,624

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

Results of Operations

Presented below is a comparison of our results of operations for the three and six month periods ended June 30, 2006 and 2005. On August 9, 2005, we completed our initial public offering so the results of operations for the three and six month periods ended June 30, 2005 reflect our status as a private company. As a public company, we have incurred increases in general and administrative expenses for directors and officers insurance, investor relations and professional fees associated with operating as a publicly traded company. Subsequent to our initial public offering, our Board of Directors approved an annual incentive cash bonus for employees. The three and six month periods ended June 30, 2006 include the annual incentive bonus as a part of compensation expense whereas the results for the three and six month periods ended June 30, 2005 do not.

Three Months Ended June 30, 2006 and 2005

Revenue: Revenue increased by $1.2 million to $4.9 million in the three months ended June 30, 2006 from $3.7 million in the same period in 2005, an increase of 32%.

	Three months ended June 30,		Increase/ (Decrease)
Revenue	2006	2005
	(in thousands)
Collaborator:
Fees recognized over performance period	$3,702	$2,462	$1,240
Cost reimbursement and other	281	80	201

Total collaborator revenue	3,983	2,542	1,441
Government	894	1,160	(266)

Total revenue	$4,877	$3,702	$1,175

Collaborator revenue increased by $1.4 million in the three months ended June 30, 2006 compared to the same period in 2005. This increase was primarily due to the recognition of three months of revenue under our licensing agreement with Pfizer in 2006 as compared to the recognition of two months of revenue in the same period in 2005.

Government revenue decreased by $0.3 million in the three months ended June 30, 2006 compared to the same period in 2005. This decrease is primarily due to the completion of our cost reimbursement contract with the Defense Advance Research Projects Agency, or DARPA, in 2005.

Research and development expenses: Research and development expenses increased by $2.2 million to $10.9 million in the three months ended June 30, 2006 from $8.7 million in the same period in 2005, an increase of 25.8%.

	Three months ended June 30,		Increase/ (Decrease)
Research and Development Expenses	2006	2005
	(in thousands)
Basic research and preclinical expense	$3,148	$2,485	$663
Clinical trials and drug development expense	6,024	4,090	1,934
Government program expense	818	930	(112)
Stock-based compensation expense	563	754	(191)
Depreciation and amortization expense	349	409	(60)

Total research and development expenses	$10,902	$8,668	$2,234

Basic research and preclinical expense increased by $0.7 million in the three months ended June 30, 2006 as compared to the same period in 2005. The increase was due primarily to $0.3 million in higher incentive compensation costs, $0.2 million in higher patent costs, and $0.2 million in higher lab supply costs. Basic research and preclinical expense includes discovery research, chemical development, pharmacology, product development and patent costs related to our internal research programs.

Clinical trials and drug development expense increased by $1.9 million in the three months ended June 30, 2006 as compared to the same period in 2005. This increase was comprised of a $0.7 million increase in internal expenses due primarily to higher incentive compensation expense and a $1.2 million increase in external expenses. Prior to the Company’s initial public offering in the third quarter of 2005, the Company’s Board of Directors had not approved an annual cash bonus for employees.

Our internal resources, employees and infrastructure are not directly tied to any individual project with the exception of our government research programs. Only external costs are tracked by product candidate. External expenses by product candidate are as follows:

	Three months ended June 30,		Increase/ (Decrease)
	2006	2005
	(in thousands)
Internal expenses (non-program specific)	$2,815	$2,054	$761
External expenses:
PF-3512676	100	863	(763)
ACTILON	1,580	1,173	407
Other TLR Therapeutics	1,529	0	1,529

Total external expenses	3,209	2,036	1,173

Total clinical trial and drug development expense	$6,024	$4,090	$1,934

External expenses for our PF-3512676 program were $0.1 million in the three months ended June 30, 2006, a decrease of $0.8 million over the same period in 2005. This decrease was due primarily to lower clinical trial expenses, as our Phase II clinical trials in NSCLC and advanced melanoma were completed during 2005 and ongoing PF-3512676 expenses are being paid for by Pfizer.

External expenses for our ACTILON program were $1.6 million for the three months ended June 30, 2006, an increase of $0.4 million over the same period in 2005. This increase was due primarily to higher drug supply and clinical trial expenses.

External expenses for our other TLR Therapeutics were $1.5 million for the three months ended June 30, 2006, an increase of $1.5 million over the same period in 2005. This increase was due primarily to drug supply, pharmacology, and toxicology study expenses in developing additional TLR Therapeutics.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our clinical immunology laboratory.

Government program expense decreased by $0.1 million to $0.8 million in the three months ended June 30, 2006 compared to the same period in 2005, due to the completion of our DARPA contract in 2005. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

We adopted SFAS No. 123(R) at the beginning of the first quarter of 2006. Stock-based compensation expense for research and development employees and consultants, which is a non-cash expense, is allocated on an employee and consultant specific basis. Stock-based compensation expense decreased by $0.2 million to $0.6 million for the three months ended June 30, 2006 from $0.8 million in the same period in 2005. This decrease is primarily due to lower expenses associated with external consultants.

Depreciation and amortization expense for laboratory equipment and leasehold improvements at our research facilities of $0.3 million in the three months ended June 30, 2006 was substantially unchanged as compared to the same period in 2005.

General and administrative expenses: General and administrative expenses increased by $0.5 million to $3.1 million in the three months ended June 30, 2006 from $2.6 million in the same period in 2005, an increase of 18%.

	Three months ended June 30,		Increase/ (Decrease)
General and Administrative Expenses	2006	2005
	(in thousands)
Compensation and personnel related expense	$1,693	$1,202	$491
Professional services	617	381	236
Facility costs	78	73	5
Stock-based compensation expense	700	958	(258)
Depreciation and amortization expense	21	26	(5)

Total general and administrative expenses	$3,109	$2,640	$469

The $0.5 million increase in general and administrative expenses in the three months ended June 30, 2006 was primarily attributable to a $0.7 million increase in incentive compensation costs and public company expenses, offset by a

$0.3 million decrease in stock-based compensation expense. Prior to our initial public offering in the third quarter of 2005, our Board of Directors had not approved an annual cash bonus for employees. The decrease in stock-based compensation expense in the three months ended June 30, 2006 was primarily due to lower expenses associated with external consultants.

Royalty expense: Royalty expense results from the amortization of royalties paid to the UIRF and the OHRI related to revenues from collaboration agreements. Royalty expense increased by $0.2 million to $0.6 million in the three months ended June 30, 2006 from $0.4 million in the same period in 2005. This increase resulted primarily from the amortization of royalties paid to the UIRF that were related to the $50.0 million upfront payment received from Pfizer in 2005.

Other income and expense: Interest income increased by $1.2 million in the three months ended June 30, 2006 reflecting higher average cash and investment balances due to proceeds from our 2005 initial public offering, the Pfizer private placement and receipt of an upfront license fee from Pfizer. Interest expense decreased by $0.1 million in the three months ended June 30, 2006 as a result of lower interest payments on our declining debt balance under our capital lease facility.

Net loss: For the foregoing reasons, net loss increased by $0.4 million to $8.3 million in the three months ended June 30, 2006 from a net loss of $7.9 million in the same period in 2005.

Six Months Ended June 30, 2006 and 2005

Revenue: Revenue increased by $4.4 million to $9.9 million in the six months ended June 30, 2006 from $5.5 million in the same period in 2005, an increase of 81%.

	Six months ended June 30,		Increase/ (Decrease)
Revenue	2006	2005
	(in thousands)
Collaborator:
Fees recognized over performance period	$7,303	$2,725	$4,578
Cost reimbursement and other	704	112	592

Total collaborator revenue	8,007	$2,837	5,170
Government	1,918	2,655	(737)

Total revenue	$9,925	$5,492	$4,433

Collaborator revenue increased by $5.2 million in the six months ended June 30, 2006 compared to the same period in 2005. This increase was primarily due to the recognition of six months of revenue under the Pfizer license agreement in 2006 as compared to two months of revenue recognized under the agreement in the same period in 2005.

Government revenue decreased by $0.7 million in the six months ended June 30, 2006 compared to the same period in 2005. This decrease is primarily due to the completion of our cost reimbursement contract with DARPA in 2005.

Research and development expenses: Research and development expenses increased by $2.3 million to $21.7 million in the six months ended June 30, 2006 from $19.4 million in the same period in 2005, an increase of 11.8%.

	Six months ended June 30,		Increase/ (Decrease)
Research and Development Expenses	2006	2005
	(in thousands)
Basic research and preclinical expense	$6,229	$5,277	$952
Clinical trials and drug development expense	11,854	7,762	4,092
Government program expense	1,670	2,150	(480)
Stock-based compensation expense	1,253	3,424	(2,171)
Depreciation and amortization expense	713	819	(106)

Total research and development expenses	$21,719	$19,432	$2,287

Basic research and preclinical expense increased by $1.0 million in the six months ended June 30, 2006 as compared to the same period in 2005 due primarily to $0.6 million in higher incentive compensation costs, $0.3 million in higher lab supply costs, and $0.1 million in higher patent costs. Basic research and preclinical expense includes discovery research, chemical development, pharmacology, product development and patent costs related to our internal research programs.

Clinical trials and drug development expense increased by $4.1 million in the six months ended June 30, 2006 as compared to the same period in 2005. This increase was comprised of a $1.6 million increase in internal expenses due to higher incentive compensation expense and a $2.5 million increase in external expenses. Prior to our initial public offering in the third quarter of 2005, our Board of Directors had not approved an annual cash bonus for employees.

Our internal resources, employees and infrastructure are not directly tied to any individual project with exception to our government research programs. Only external costs are tracked by product candidate. External expenses by product candidate are as follows:

	Six months ended June 30,		Increase/ (Decrease)
	2006	2005
	(in thousands)
Internal expenses (non-program specific)	$5,603	$4,007	$1,596
External expenses:
PF-3512676	163	2,092	(1,929)
ACTILON	3,661	1,663	1,998
Other TLR Therapeutics	2,427	0	2,427

Total external expenses	6,251	3,755	2,496

Total clinical trial and drug development expense	$11,854	$7,762	$4,092

External expenses for our PF-3512676 program were $0.2 million in the six months ended June 30, 2006, a decrease of $1.9 million over the same period in 2005. This decrease was due primarily to lower clinical trial expenses, as our Phase II clinical trials in NSCLC and advanced melanoma were completed during 2005.

External expenses for our ACTILON program were $3.7 million for the six months ended June 30, 2006, an increase of $2.0 million over the same period in 2005. This increase was due primarily to higher drug supply and clinical trial expenses as additional ACTILON clinical trials were initiated.

External expenses for our other TLR Therapeutics were $2.4 million for the six months ended June 30, 2006, an increase of $2.4 million over the same period in 2005. This increase was due primarily to drug supply, pharmacology, and toxicology study expenses in developing additional TLR Therapeutics.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our clinical immunology laboratory.

Government program expense decreased by $0.5 million to $1.7 million in the six months ended June 30, 2006 compared to the same period in 2005, due to the completion of our DARPA contract in 2005. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

We adopted SFAS No. 123(R) at the beginning of the first quarter of 2006. Stock-based compensation expense for research and development employees and consultants, which is a non-cash expense, is allocated on an employee and consultant specific basis. Stock-based compensation expense decreased by $2.2 million to $1.3 million for the six months ended June 30, 2006 from $3.4 million in the same period 2005. This decrease is primarily due to expense that was immediately recognized for fully vested stock options granted to employees in 2005.

Depreciation and amortization expense for laboratory equipment and leasehold improvements at our research facilities of $0.7 million in the six months ended June 30, 2006 was substantially unchanged as compared to the same period in 2005.

General and administrative expenses: General and administrative expenses decreased by $0.2 million to $6.0 million in the six months ended June 30, 2006 from $6.2 million in the same period in 2005, a decrease of 3.5%.

	Six months ended June 30,		Increase/ (Decrease)
General and Administrative Expenses	2006	2005
	(in thousands)
Compensation and personnel related expense	$3,281	$2,153	$1,128
Professional services	1,131	654	477
Facility costs	146	125	21
Stock-based compensation expense	1,371	3,200	(1,829)
Depreciation and amortization expense	43	58	(15)

Total general and administrative expenses	$5,972	$6,190	$(218)

The $0.2 million decrease in general and administrative expenses in the six months ended June 30, 2006 was primarily attributed to a $1.8 million decrease in stock-based compensation expense offset by a $1.6 million increase in incentive compensation and public company expenses. Prior to our initial public offering in the third quarter of 2005, our Board of Directors had not approved an annual cash bonus for employees. Consequently, we expect compensation expense to continue to increase in 2006. The decrease in stock-based compensation expense in the six months ended June 30, 2006 was primarily due to expense that was immediately recognized for fully vested stock options granted in 2005.

Royalty expense: Royalty expense results from the amortization of royalties paid to the UIRF and the OHRI related to revenues from collaboration agreements. Royalty expense increased by $0.7 million to $1.1 million in the six months ended June 30, 2006 from $0.4 million in the same period in 2005. This increase results primarily from the amortization of royalties paid to the UIRF that were related to the $50.0 million upfront payment received from Pfizer in 2005.

Other income and expense: Interest income increased by $2.6 million in the six months ended June 30, 2006 reflecting higher average cash and investment balances due to proceeds from our 2005 initial public offering, the Pfizer private placement and receipt of the upfront license fee from Pfizer. Interest expense decreased by $0.1 million in the six months ended June 30, 2006 as a result of lower interest payments on our declining debt balance under our capital lease facility.

Net loss: For the foregoing reasons, net loss decreased by $4.4 million to $16.1 million in the six months ended June 30, 2006 from a net loss of $20.6 million in the same period in 2005.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 1998, we have funded our operations primarily through:

•	proceeds of $145.6 million from private placements of preferred stock and warrants;

•	proceeds of $110.8 million from our initial public offering and concurrent private placement of common stock to Pfizer;

•	cash receipts of $88.2 million from our commercial collaborations;

•	cash receipts of $22.1 million from United States government contracts and grants;

•	$6.8 million borrowed for leasehold improvements and equipment financing under a capital lease facility; and

•	$2.1 million in debt to fund our initial research and development activities.

Included in the amounts above is $63.2 million from Pfizer that we have received in upfront license fees, sales of common stock, sponsored research fees and expense reimbursements.

At June 30, 2006, we had unrestricted cash, cash equivalents and marketable securities of $123.8 million, compared to $142.9 million as of December 31, 2005.

We invest in cash, cash equivalents, United States government obligations, high-grade municipal and corporate notes and commercial paper. Our investment objectives are primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income.

	Six Months Ended June 30,		Change
Summary Cash Flow Information	2006	2005	2006 vs. 2005
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,893)	$27,812	$(46,705)
Investing activities	(11,839)	9,938	(21,777)
Financing activities	(34)	(712)	678
Exchange rate effect on cash and cash equivalents	376	(681)	1,057

Net (decrease) increase in cash and cash equivalents	(30,390)	36,357	(66,747)

Cash and cash equivalents at June 30	55,521	49,547	5,974
Marketable securities at June 30 (current and long-term)	68,252	—	68,252

Cash, cash equivalents and marketable securities at June 30	$123,773	$49,547	$74,226

Six months ended June 30, 2006 and 2005

For the six months ended June 30, 2006 we had negative operating cash flow of $18.9 million compared to positive cash flow of $27.8 million for the six months ended June 30, 2005. The increase in net cash used in operating activities for the six months ended June 30, 2006 as compared to the same period in 2005 is primarily due to the $50 million upfront payment from Pfizer in 2005 as well as higher operating and public company expenses in 2006.

Net cash used in investing activities increased by $21.8 million in the six months ended June 30, 2006 primarily due to an increase in purchases of marketable securities.

Net cash used in financing activities decreased by $0.7 million primarily due to the increase in stock option exercise activity in the six months ended June 30, 2006 as compared to the same period in 2005 as well as lower capital lease payments in 2006 as compared to the same period in 2005.

Our foreign currency cash balances at our subsidiary in Germany expose us to fluctuations in currency exchange rates. During the six months ended June 30, 2006, the U.S. Dollar depreciated approximately 5.9% against the Euro, which resulted in a $0.3 million favorable translation adjustment when converting our Euro cash balances to U.S. Dollars for financial reporting purposes.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of June 30, 2006:

	Cash Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$6,527	$1,595	$2,715	$1,467	$750
Capital leases	161	161	—	—	—
Long-term debt	2,906	—	2,906	—	—
In-licensed technology	750	150	300	300	*

	$10,344	$1,906	$5,921	$1,767	$750

*	Minimum annual license fees of $0.2 million are required through the date of the last patent expiration. As a result of pending patent applications, we are currently unable to determine the length of this period.

Operating Leases

Our commitments under operating leases shown above consist of payments relating to our real estate lease in Wellesley, Massachusetts, U.S.A. expiring in 2008, our lease in Ottawa, Canada, expiring in 2012, and our two leases in Langenfeld, Germany, expiring in 2007 and 2010.

Capital Leases

We have entered into a capital lease facility agreement with General Electric Capital Corporation, primarily for new laboratory and computer equipment. Based on the terms of the agreement and the type of underlying equipment, each lease extends for a period of 36 or 48 equal monthly payments at a weighed average interest rate of 8.25%. As of June 30, 2006, we have principal and interest obligations of $0.2 million remaining.

Long-term Debt

In 1998, our foreign subsidiary Coley Pharmaceutical GmbH (“Coley GmbH”) obtained a research and development loan from Technologie-Beteiligungs-Gesellschaft (Tbg). The loan of €1.5 million ($1.9 million at June 30, 2006) was to fund the early research and development of our product candidates. The loan bears interest at 6% annually, with principal payable December 31, 2007 and interest payable semi-annually on March 31 and September 30. An additional contingent fee of 6% annually of the loan principal is payable when the loan is due or earlier if the loan is terminated before its due date by either Coley GmbH or Tbg. We have accrued this contingent fee under the loan as Tbg may, at its sole discretion, request payment of the fee. The minimum contingent fee is 30% of the loan principal. As of June 30, 2006, we have accrued $1.0 million for this potential contingent fee.

In-Licensed Technology

We have also entered into technology in-license agreements with the UIRF and the OHRI that require us to pay annual license maintenance fees and royalty payments based on license fees, milestones and product royalties received by us from third parties, as well as on products that are sold by us. In 2005, we paid the UIRF $6.5 million and the OHRI $0.2 million related to the $50.0 million received from Pfizer as an upfront license fee payment.

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

As a public company, we anticipate continuing to incur increases in general and administrative expenses for directors and officers insurance, investor relations and professional fees associated with operating a publicly-traded company. These increases will also likely include the hiring of additional personnel.

All of our drug candidates are currently in preclinical or clinical development. To commercialize our drug candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain required regulatory approvals.

Based on our current operating plan, we believe that our cash and cash equivalent balance at June 30, 2006 will be sufficient to finance our working capital and capital requirements for approximately 3 years. Changes in our research and development plans or other changes affecting our operating expenses may affect our cash burn and existing cash resources. We expect our sources of funding for the next several years to include potential milestone payments relating to PF-3512676, sanofi-aventis’ drug candidates and VaxImmune, proceeds from our government programs and other collaborative license agreements we may enter into.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. At the present time, the Company is evaluating the impact the adoption may have on the Company’s financial statements.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

In 2001, we loaned our scientific co-founder and Chief Scientific Officer, Dr. Arthur Krieg, $0.5 million evidenced by a promissory note bearing interest of 7% and payable in full on May 8, 2006. The loan was made in connection with Dr. Krieg’s purchase of a home in Massachusetts.

In 2005, Dr. Krieg remitted $0.3 million to us as a partial pre-payment of his loan. On May 8, 2006, Dr. Krieg settled the remaining balance, including interest, of approximately $0.3 million by agreeing to tender 24,579 shares of Coley common stock to us.

Forward-Looking Statements

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future products, revenues, expenses, liquidity and cash needs, as well as our plans and strategies. Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current events. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “may,” “will,” and other words and terms of similar meaning. These forward-looking statements are based upon current expectations and we assume no obligation to update this information. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in the forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this Quarterly Report on Form 10-Q, including the cautionary information set forth under Part II, Item 1A., Risk Factors.

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

The costs and expenses of our international subsidiaries are denominated in the Canadian dollar and the Euro. If exchange rates change 10%, the impact on our 2006 net loss and cash burn would be $1.5 million.

From time to time, we may enter into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward foreign exchange contracts are recorded in the consolidated statement of operations. We did not have any open forward foreign exchange contracts at June 30, 2006 and December 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls, that have occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors represent those in which updates or changes to the information set forth in our prior risk factors descriptions have been made.

Risks Related to Our Business and Strategy

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

We have invested a significant portion of our time and financial resources since our inception in the development of TLR Therapeutics, including PF-3512676 for the potential treatment of cancer. We anticipate that in the near term our ability to generate revenues will depend primarily on the successful development and commercialization of PF-3512676 for cancers by Pfizer pursuant to our collaboration. The commercial success of PF-3512676 will depend on several factors, including the following:

•	our ability to work effectively with Pfizer under our collaboration during their development of PF-3512676 for cancer;

•	commencement and successful completion of Phase III clinical trials in NSCLC and Phase II clinical trials in other cancer indications;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	if approved, the successful commercial launch of PF-3512676 by Pfizer;

•	producing batches of the active pharmaceutical ingredient used in PF-3512676 in commercial quantities through a validated process; and

•	acceptance of PF-3512676 or competitive products in the medical community and with third-party payors.

If Pfizer is not successful in developing or commercializing PF-3512676, or is significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

We also depend on the success of ACTILON, which is at an early stage of clinical development.

Most of our work to date with ACTILON has been limited to preclinical studies and early stage clinical trials in a small number of healthy volunteers and patients infected with the Hepatitis C virus or HCV. We have only recently begun clinical trials of ACTILON in patients infected with HCV. We will be required to spend considerable additional time, money and effort on development activities before seeking regulatory approval to market ACTILON. There can be no assurance that we will receive regulatory approval or that, if we do, such regulatory approval will be timely enough to assure the commercial viability of ACTILON. Our business prospects depend on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize ACTILON. If we do not achieve clinical success with ACTILON or if we ultimately fail to commercialize ACTILON, we may be unable to generate sufficient revenues to maintain our business, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which could cause our stock price to decline.

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

Funding of government contracts and grants beyond the U.S. government’s current fiscal year is subject to Congressional appropriations. In addition, the overhead rates used in these contracts are considered provisional and are subject to an annual review and audit.

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

Our patent estate includes, on a worldwide basis, 16 patents issued in the United States, 82 patents issued in the rest of the world and more than 430 pending patent applications. However, our patents may not protect us against our competitors. The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our patents can be challenged in litigation. Such litigation can involve substantial costs and distraction. If the outcome of such litigation is adverse to us, third parties may be able to use our patented inventions and compete directly with us, without payment to us. Third parties may also be able to circumvent our patents by design innovations. We may not receive any additional patents based on the applications currently pending.

On July 17, 2006, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of an interference action initiated by Dynavax in December 2003. Dynavax has indicated that it intends to appeal this ruling. The United States Patent and Trademark Office’s Board of Patent Appeals and Interferences dismissed the interference in March 2005. The interference challenged a claim issued to Coley in 2001 which covers the use of immunomodulatory CpG sequences in combination with allergens to treat allergies.

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

We invested the net proceeds in short and long-term marketable securities and expect to use the net proceeds to fund our clinical trials and other research and development activities and for general corporate purposes. In addition, we may use a portion of the net proceeds to acquire equipment, products, technologies or businesses, although we currently have no commitments or agreements relating to any of these types of transactions.

None of the proceeds have been used to pay expenses that were directly or indirectly made to (i) any of our directors, officers or associates, (ii) any person(s) owning 10% or more of any class of our equity, securities or (iii) any of our affiliates.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2006 annual meeting of stockholders held on June 21, 2006, the stockholders were asked to vote on one item as follows:

1. The election of one (1) director to serve a three-year term expiring in 2009.

The results of the matter presented at the annual meeting, based on the presence in person or by proxy of holders of 22,291,329 shares of the 26,201,005 shares of our common stock of record entitled to vote, were as follows:

	For	Withheld
Robert L. Bratzler, Ph.D.	22,222,172	69,157

The following individuals are continuing directors with terms expiring upon the 2007 annual meeting of stockholders: James E. Thomas, Anthony B. Evnin, and Patrick Langlois. The following individuals are continuing directors with terms expiring upon the 2008 annual meeting of stockholders: Kenneth M. Bate, Robert J. Hugin and Manfred E. Karobath.

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

COLEY PHARMACEUTICAL GROUP, INC.

August 11, 2006	/S/ ROBERT L. BRATZLER, PH.D.
Robert L. Bratzler, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

August 11, 2006	/s/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

COLEY PHARMACEUTICAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.