Form 10-Q
period 2006-09-30
Coley Pharmaceutical Group, Inc.
filed 2006-11-08
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 8, 2006, there were 26,325,606 shares of the Registrant’s Common Stock issued and outstanding.

Coley Pharmaceutical Group, Inc.

Form 10-Q Index

For the Quarter Ended September 30, 2006

		Page
PART I — FINANCIAL INFORMATION		3

ITEM 1	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended September 30, 2006 and September 30, 2005 and the nine months ended September 30, 2006 and September 30, 2005	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and September 30, 2005	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II — OTHER INFORMATION		22

ITEM 1A.	RISK FACTORS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 6.	EXHIBITS	25

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$60,337	$85,911
Marketable securities	49,073	57,075
Accounts receivable	709	2,100
Prepaid expenses and other current assets	1,948	1,199
Deferred royalty fees	2,020	2,020

Total current assets	114,087	148,305
Property and equipment, net	4,814	4,532
Acquired intangible assets, net	997	1,117
Deferred royalty fees	4,719	6,234
Marketable securities	4,498	—
Other noncurrent assets	1,010	1,036

Total assets	$130,125	$161,224

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,571	$3,087
Accrued expenses	5,784	5,819
Deferred revenue	15,590	15,014
Other current liabilities	195	726

Total current liabilities	23,140	24,646
Deferred revenue	29,087	39,628
Note payable	2,967	2,689
Other noncurrent liabilities	709	375

Total liabilities	55,903	67,338

Commitments and contingencies
Shareholders’ equity
Common stock, $0.01 par value:
Authorized shares—50,000,000 shares at September 30, 2006 and December 31, 2005
Issued and outstanding shares— 26,323,556 and 25,931,428 shares at September 30, 2006 and December 31, 2005, respectively	263	259
Additional paid-in capital	292,220	291,458
Note receivable from shareholder	—	(391)
Accumulated other comprehensive income	631	250
Deferred compensation	(6,227)	(9,630)
Accumulated deficit	(212,665)	(188,060)

Total shareholders’ equity	74,222	93,886

Total liabilities and shareholders’ equity	$130,125	$161,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Revenue
Collaborative agreements	$4,387	$3,932	$12,395	$6,768
Government contracts and grants	701	1,014	2,619	3,669

Total revenue	5,088	4,946	15,014	10,437

Operating expenses
Research and development	10,966	13,020	32,685	32,451
General and administrative	3,413	2,623	9,385	8,814
Royalty expense	539	504	1,599	933

Total operating expenses	14,918	16,147	43,669	42,198

Loss from operations	(9,830)	(11,201)	(28,655)	(31,761)
Other income and expense
Interest income	1,453	855	4,386	1,239
Interest expense	(67)	(120)	(197)	(398)
Other expense, net	(18)	(8)	(72)	(108)

Total other income and expense	1,368	727	4,117	733

Loss before income taxes	(8,462)	(10,474)	(24,538)	(31,028)

Income tax expense	(22)	—	(66)	—

Net loss	(8,484)	(10,474)	(24,604)	(31,028)
Accretion of redeemable convertible preferred stock	—	(351)	—	(1,984)

Net loss attributable to common shareholders	$(8,484)	$(10,825)	$(24,604)	$(33,012)

Comprehensive loss
Net loss	$(8,484)	$(10,474)	$(24,604)	$(31,028)
Other comprehensive income (loss):
Foreign currency translation adjustments	58	203	396	1,329
Unrealized gains (losses) on investments, net	64	—	(16)	—

Comprehensive loss	$(8,362)	$(10,271)	$(24,224)	$(29,699)

Net loss per share attributable to common shareholders
Basic and diluted net loss per share attributable to common shareholders	$(0.32)	$(0.71)	$(0.94)	$(5.68)

Weighted average shares used to compute basic and diluted loss per share attributable to common shareholders	26,314	15,155	26,203	5,816

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2006	2005
Cash flows from operating activities
Net loss	$(24,604)	$(31,028)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,021	1,149
Amortization of acquired intangible assets	120	120
Noncash stock compensation expense	3,982	10,583
Changes in operating assets and liabilities:
Accounts receivable	1,414	(475)
Prepaid expenses and other assets	(249)	636
Deferred royalty fees	1,515	(5,742)
Accounts payable	(1,608)	1,348
Accrued expenses and other liabilities	39	(2,443)
Deferred revenue	(9,965)	45,466

Net cash (used in) provided by operating activities	(28,335)	19,614

Cash flows from investing activities
Purchases of marketable securities	(46,762)	(21,000)
Maturities of marketable securities	49,840	31,013
Release of restricted cash	46	102
Purchases of property and equipment	(672)	(317)

Net cash provided by investing activities	2,452	9,798

Cash flows from financing activities
Principal payments of capital lease obligations	(714)	(1,306)
Proceeds from issuance of common stock	—	110,835
Proceeds from stock option exercises	537	349
Proceeds from repayment of shareholder note	44	21

Net cash (used in) provided by financing activities	(133)	109,899

Exchange rate effect on cash and cash equivalents	442	(580)

Net (decrease) increase in cash and cash equivalents	(25,574)	138,731
Cash and cash equivalents, beginning of period	85,911	13,190

Cash and cash equivalents, end of period	$60,337	$151,921
Non-cash investing and financing activities
Repayment of shareholder note	$353	$—
Capital lease obligation incurred	$412	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the Business, Basis of Presentation and Significant Accounting Policies

Nature of the Business

Coley Pharmaceutical Group, Inc. (the “Company”) is an international biopharmaceutical company focused on discovering and developing TLR Therapeutics™, a new class of investigational drug candidates that direct the human immune system to fight cancers, infectious diseases, asthma and allergy. The Company has established a pipeline of four TLR Therapeutic product candidates currently in clinical development either independently or with partners, and additional product candidates in preclinical development.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, Coley Pharmaceutical GmbH, Coley Pharmaceutical Group, Ltd. and Coley Pharmaceutical Security Corporation. All significant intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements of Coley Pharmaceutical Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005. The financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006 and September 30, 2005 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of this interim period have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Marketable securities as of September 30, 2006 consist of the following:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Market Value
Less than 12 months
Certificates of deposit	$2,024,967	$24	$—	$2,024,991
U.S. government agencies	22,427,007	—	11,373	22,415,634
Corporate bonds	16,770,205	557	14,793	16,755,969
Commercial paper	7,891,180	—	14,316	7,876,864

Total marketable securities less than 12 months	49,113,359	581	40,482	49,073,458

12 months or longer
U.S. government agencies	$4,500,000	$521	$2,113	$4,498,408

Total marketable securities	$53,613,359	$1,102	$42,595	$53,571,866

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

Deferred royalty fees included in the condensed consolidated balance sheet totaled $6,738,548 and $8,253,198 at September 30, 2006 and December 31, 2005, respectively.

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

In 1997, the Company adopted the 1997 Stock Option Plan (“1997 Plan”). The terms of the 1997 Plan are similar to the 2005 Plan. Upon the completion of the Company’s initial public offering, the 1997 Plan was terminated and no new options can be granted under this plan. All outstanding stock options granted under the 1997 Plan as of the date of the termination remain outstanding and subject to their terms and the terms of the 1997 Plan, unless they have otherwise expired or been exercised in accordance with their terms. At September 30, 2006, 2,319,207 options were outstanding under the 1997 Plan.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company adopted SFAS No. 123(R) on January 1, 2006 effective with the beginning of the Company’s first quarter. The standard set forth in SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company elected to adopt the prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to adoption presented in this Form 10-Q have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). The Company recognizes stock-based compensation expense using the straight-line attribution method. The net cumulative effect of the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements.

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

For stock options granted to non-employees, including members of the Company’s Scientific Advisory Board, the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For the three months ended September 30, 2006 and 2005, the Company recognized $37,846 and $201,594, respectively, of stock-based compensation expense related to these options. For the nine months ended September 30, 2006 and 2005, the Company recognized $79,595 and $536,836, respectively, of stock-based compensation expense related to these options.

Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and that used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 must apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). These companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards – either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, upon the adoption of SFAS No. 123(R), $775,901 of the Company’s deferred stock-based compensation balance of $9,630,022 as of December 31, 2005, which was accounted for under APB No. 25, was eliminated against additional paid-in-capital. The remaining portion of the deferred stock-based compensation balance at

September 30, 2006 is comprised of the intrinsic value of stock options granted prior to April 20, 2005 (the date the Company filed its initial Registration Statement on Form S-1 with the SEC) at an exercise price below fair market value which were accounted for under the minimum value method for SFAS No. 123 disclosure purposes since the Company’s stock was not then publicly traded.

The fair value of options at the date of grant, based upon certain assumptions, was calculated using the Black-Scholes option pricing model. Given its limited history as a public company, the Company’s expected stock price volatility was based upon the expected stock price volatility of companies whose stock prices are publicly available and are similar in size and development stage to the Company. The expected term assumption is based upon the simplified method provided under Staff Accounting Bulletin No. 107 which averages the contractual term of the Company’s options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. The dividend yield of zero is based upon the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends on its securities. The risk-free interest rate used for each grant is equal to the United States Treasury yield curve in effect at the time of the grant for instruments with a similar expected life.

The table below illustrates the Black-Scholes option pricing model with the following assumptions used for grants issued during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	4.14%	4.8% - 5.1%	4.13%
Expected dividend yield	0%	0%	0%	0%
Expected option life	6.25	5	6.25	5
Expected stock price volatility	75%	80%	75%	80%

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

The adoption of SFAS No. 123(R) increased the Company’s stock-based compensation expense by approximately $566,000 (representing a $0.02 impact to basic and diluted net loss per share) in the three months ended September 30, 2006 and $1,458,000 (representing a $0.06 impact to basic and diluted net loss per share) for the nine months ended September 30, 2006. The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Research and development	$626,564	$3,264,417	$1,879,780	$6,688,397
General and administrative	730,803	695,370	2,101,788	3,895,071

Total stock-based compensation expense	$1,357,367	$3,959,787	$3,981,568	$10,583,468

As of September 30, 2006, there remained approximately $13,079,278 of compensation costs, net of estimated forfeitures, related to unvested stock options to be recognized as expense over a weighted average period of approximately 2.69 years.

A summary of stock option activity under the Company’s 1997 and 2005 Stock Option Plans for the period ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,385,384	$4.86
Granted	290,036	$11.74
Cancelled	(48,364)	$7.52
Exercised	(401,903)	$1.34		$5,159,649

Options outstanding at September 30, 2006	3,225,153	$5.88	7.9	$20,274,773
Options vested at September 30, 2006	1,672,061	$4.41	7.3	$12,537,169
Options vested and expected to vest at September 30, 2006	3,139,514	$5.80	7.8	$19,956,603
Weighted average fair value of options granted during 2006		$8.45
Weighted average fair value of options granted during 2005		$11.42

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

The following table shows the number of potentially dilutive common shares outstanding which are not included in the historical calculations of net loss per common share as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options	2,394,144	3,289,672	2,394,144	3,289,672
Warrants	2,038,205	2,061,271	2,038,205	2,061,271

	4,432,349	5,350,943	4,432,349	5,350,943

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

In connection with the $50,000,000 upfront license payment from Pfizer, the Company will recognize this initial fee over 44 months, the expected period of the Company’s performance obligations. Accordingly, for the three months ended September 30, 2006 and 2005, the Company recognized license, sponsored research revenue and expense reimbursements of $4,058,977 and $3,576,920, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized $11,498,316 and $5,901,520, respectively. To date, the Company has received or invoiced $54,337,137 for upfront license, sponsored research and expense reimbursement under the Pfizer agreement.

During 2005, the Company paid UIRF $6,500,000 and OHRI $150,000 for royalties related to the $50,000,000 upfront license payment received from Pfizer. These amounts were included in deferred royalty fees and are being recognized as expense over 44 months to match the recognition of revenue of the $50,000,000 upfront payment described above.

Avant Immunotherapeutics, Inc.

In the second quarter of 2006, the Company entered into a license agreement with Avant Immunotherapeutics, Inc. (“Avant”). The license agreement is for the use of VaxImmune™ in combination with Avant’s CETP vaccine candidate for cholesterol management. The Company received an upfront payment and will receive payments upon Avant’s achievement of development and regulatory milestones as well as royalties from sales of vaccine products developed that contain VaxImmune. Under this agreement, Avant is solely responsible for the development of products containing VaxImmune.

Either party may terminate the agreement upon customary terms included in the agreement including upon an uncured material default by the other party, as defined in the license agreement. This license extends through the later to occur of (i) the expiration or termination of the last valid patent claim in the territory or (ii) twelve (12) years from the first commercial sale of a licensed product in the territory.

Government Contracts and Grants

U.S. National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health

The Company has a $6,250,000 grant with the NIAID to perform research and preclinical development in the area of pulmonary innate immune activation for bio-terror defense. This grant extends through February 2007. The Company has recognized revenues under this grant of $73,047 and $611,917 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the Company has recognized revenue under this grant of $648,358 and $1,532,228, respectively.

In 2004, the Company was awarded a $16,902,000 five-year contract from the NIAID to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bio-terror agents. The Company recognized revenues under this contract of $627,475 and $418,553 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized revenue under this contract of $1,970,512 and $1,607,933, respectively.

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

In 2005, Dr. Krieg remitted $310,000 to the Company as a partial pre-payment of his loan. In the second quarter of 2006, Dr. Krieg settled the remaining balance, including interest, of approximately $353,000 by tendering 24,579 shares of Coley common stock to the Company.

6. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. At the present time, the Company is evaluating the impact the adoption may have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether this standard will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires recognition of a net liability or asset for the funded status of defined benefit pension and other postretirement plans and recognition of changes in the funded status through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of a company’s fiscal year-end. SFAS No. 158 shall be effective as of the end of the first fiscal year ending after December 15, 2006. The Company does not expect the provisions of SFAS No. 158 will have a material impact on its financial position or results of operations.

Staff Accounting Bulletin No. 108 (“SAB No. 108”), released in September 2006, provides guidance on evaluating the effects of misstatements on all periods disclosed in the financial statements and related financial statement disclosures. In order to quantify the impact of misstatements both the carryover and reversing effects of prior year misstatements should be considered in the current year financial statements. An adjustment would be required if the misstatement is material to the financial statements, after all relevant quantitative and qualitative factors are considered. SAB No. 108 shall be effective for the first fiscal year ending after November 15, 2006. The Company does not expect the provisions of SAB No. 108 will have a material impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a biopharmaceutical company focused on discovering and developing TLR Therapeutics, a novel class of drug candidates for cancers, infectious diseases, asthma and allergy. We began operations in 1998. Independently and with our collaborators, we currently have four drug candidates in clinical trials, including our lead product candidate, PF-3512676 for cancers, which is currently in pivotal international Phase III clinical trials (being conducted by Pfizer), ACTILON™ for Hepatitis C virus, or HCV, which is currently in Phase Ib and Phase II clinical trials, and two product candidates being developed by our collaborators. Since our inception, we have generated significant losses while we, or our collaborators, have advanced our products into clinical trials. As of September 30, 2006, we had accumulated a deficit of $212.7 million.

Our most advanced product candidate, PF-3512676, was licensed to Pfizer Inc. in March 2005 and is currently in Phase III clinical trials which are being conducted by Pfizer. Development, regulatory and commercialization costs for PF-3512676 are being funded by Pfizer. We expect to continue to spend significant amounts on the discovery and development of TLR Therapeutics for HCV and research and development programs for new TLR Therapeutics for additional disease indications.

Ongoing Clinical Programs

Cancer

At September 30, 2006, substantially all PF-3512676 clinical trials initiated by us prior to entering the Pfizer license agreement have been completed. We have been reimbursed $1.7 million by Pfizer for the external costs associated with the conduct of PF-3512676 trials from the inception of the Pfizer agreement through September 30, 2006.

Hepatitis C Virus

Our lead product candidate for the treatment of Hepatitis C virus is ACTILON. The status of ACTILON clinical trials as of September 30, 2006 is as follows:

Trial	Indication	Enrollment Status
Phase Ib combination therapies	Hepatitis C	Fully enrolled
Phase II combination therapies	Hepatitis C	Enrolling

Consistent with our PF-3512676 clinical development strategy, we plan to use the results of our Phase Ib and Phase II clinical trials to determine our ACTILON clinical development strategy in HCV before proceeding into large scale efficacy clinical trials. Initial results from the Phase II trial were disclosed in the fourth quarter of 2006. The trial was expanded in the fourth quarter of 2006 to include an additional sub-population of refractory patients with initial results expected in the first half of 2007.

We have incurred $1.7 million in external costs to date on the Phase Ib study, including $0.1 million of external costs in the quarter ended September 30, 2006. We expect to incur an additional $0.2 million in external costs for this study through its conclusion. For the Phase II study, we have incurred $1.5 million in external costs to date, including $0.6 million of external costs in the quarter ended September 30, 2006. We expect to incur an additional $0.8 million in external costs for this study through its conclusion.

We are independently developing and funding ACTILON’s clinical development, with Schering-Plough Corporation supplying pegylated interferon and ribavirin at no cost for the above clinical trials.

United States Government Contracts and Grants

As of September 30, 2006, gross proceeds of $11.7 million remained to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time and benefits and other expenses related to performance under the various contracts. Funding of these government contracts and grants beyond the United States government’s current fiscal year is subject to annual Congressional appropriations. Overhead billed to the United States government under these contracts is considered provisional until audited by the United States government.

The status of our United States government contracts and grants, in millions, as of September 30, 2006, is as follows:

Program Title	Agency		Program Total	Total Received Through September 30, 2006	Remaining Amounts to be Received as of September 30, 2006	Contract/ Grant Expiration
Pulmonary Innate Immune Activation for Bio-terror Defense	NIAID	(1)	$6.3	$5.7	$0.6	2007
Innate Immune Receptors and Adjuvant Discovery	NIAID		16.9	5.8	11.1	2009

Total			$23.2	$11.5	$11.7

(1)	National Institute of Allergy and Infectious Diseases, part of the U.S. National Institutes of Health

Research and Development

Risks and Uncertainties Associated with Research and Development Activities

Most of our product development programs are at an early stage; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective, may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, including as a result of the clinical trial being placed on clinical hold or for other reasons, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking United States Food and Drug Administration, or FDA, approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate cost of such product development, or whether we will obtain any approval required by the FDA on a timely basis, if at all.

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

We adopted SFAS No. 123(R) on January 1, 2006 effective with the beginning of our first quarter of 2006. The standard set forth in SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. We elected to adopt the prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to adoption presented in this Form 10-Q have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). The net cumulative effect of the adoption of SFAS No. 123(R) did not have a material impact on the financial statements.

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

Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and that used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 must apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). These companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards – either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, upon the adoption of SFAS No. 123(R), $0.8 million of our deferred stock-based compensation balance of $9.6 million as of December 31, 2005, which was accounted for under APB No. 25, was eliminated against additional paid-in-capital. The remaining portion of the deferred stock-based compensation balance at September 30, 2006 is comprised of the intrinsic value of stock options granted prior to April 20, 2005 (the date we filed our initial Registration Statement on Form S-1 with the SEC) at an exercise price below fair market value which were accounted for under the minimum value method for SFAS No. 123 disclosure purposes since our stock was not then publicly traded.

In order to determine the amount of stock-based compensation to be recorded under SFAS No. 123(R), we are required to develop estimates to be used in calculating the grant date fair value of stock options. We calculated the grant date fair value of the awards using the Black-Scholes option pricing model. Given our limited history as a public company, we calculated our expected stock price volatility assumption based upon the expected volatility of companies that are of a similar size and development stage as our Company and whose stock prices are publicly available. For stock options granted during the three and nine months ended September 30, 2006 we used an average stock price volatility of 75%. The expected term assumption is based upon the simplified method provided under SAB 107 which averages the contractual term of our options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. For the three and nine months ended September 30, 2006, the expected term was calculated to be 6.25 years. The dividend yield of zero is based upon the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the United States Treasury yield curve in effect at the time of the grant for instruments with a similar expected life.

As of September 30, 2006, the estimated cost of unvested employee awards was $13.1 million net of estimated forfeitures. The weighted average remaining vesting period for these awards is 2.7 years.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Research and development	$627	$3,264	$1,880	$6,688
General and administrative	731	695	2,102	3,895

Total stock-based compensation expense	$1,358	$3,959	$3,982	$10,583

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

Results of Operations

Presented below is a comparison of our results of operations for the three and nine month periods ended September 30, 2006 and 2005. On August 9, 2005, we completed our initial public offering so the results of operations for the nine months ended September 30, 2005 reflect our status as a private company for most of that period. As a public company, we have incurred increases in general and administrative expenses for directors and officers insurance, investor relations and professional fees associated with operating as a publicly traded company.

Three Months Ended September 30, 2006 and 2005

Revenue: Revenue increased by $0.1 million to $5.1 million in the three months ended September 30, 2006 from $5.0 million in the same period in 2005, an increase of 2.9%.

	Three months ended September 30,		Increase/ (Decrease)
Revenue	2006	2005
	(in thousands)
Collaborator:
Fees recognized over performance period	$3,601	$3,598	$3
Cost reimbursement and other recognized over performance period	786	334	452

Total collaborator revenue	4,387	3,932	455
Government	701	1,014	(313)

Total revenue	$5,088	$4,946	$142

Collaborator revenue increased by $0.5 million in the three months ended September 30, 2006 compared to the same period in 2005. This increase was primarily due to the recognition of revenue under our screening and cost reimbursement agreements with Pfizer.

Government revenue decreased by $0.3 million in the three months ended September 30, 2006 compared to the same period in 2005. This decrease is primarily due to the wind down of one of our NIAID programs, which is expected to be completed in early 2007.

Research and development expenses: Research and development expenses decreased by $2.0 million to $11.0 million in the three months ended September 30, 2006 from $13.0 million in the same period in 2005, a decrease of 15.8%.

	Three months ended September 30,		Increase/ (Decrease)
Research and Development Expenses	2006	2005
	(in thousands)
Basic research and preclinical expense	$2,982	$3,510	$(528)
Clinical trials and drug development expense	6,439	5,011	1,428
Government program expense	554	849	(295)
Stock-based compensation expense	627	3,264	(2,637)
Depreciation and amortization expense	364	386	(22)

Total research and development expenses	$10,966	$13,020	$(2,054)

Basic research and preclinical expense decreased by $0.5 million in the three months ended September 30, 2006 as compared to the same period in 2005. The decrease was primarily due to lower patent related costs.

Clinical trials and drug development expense increased by $1.4 million in the three months ended September 30, 2006 as compared to the same period in 2005. This increase was comprised of a $0.4 million increase in internal expenses and a $1.0 million increase in external expenses. The increase in internal expenses was primarily due to higher compensation, consulting and laboratory expenses in the three months ended September 30, 2006 as compared to the same period in 2005.

Our internal resources, employees and infrastructure are not directly tied to any individual project with the exception of our government research programs. Only external costs are tracked by product candidate. External expenses by product candidate are as follows:

	Three months ended September 30,		Increase/ (Decrease)
	2006	2005
	(in thousands)
Internal expenses (non-program specific)	$2,960	$2,505	$455
External expenses:
PF-3512676	127	586	(459)
ACTILON	2,066	1,920	146
Other TLR Therapeutics	1,286	—	1,286

Total external expenses	3,479	2,506	973

Total clinical trial and drug development expense	$6,439	$5,011	$1,428

External expenses for our PF-3512676 program were $0.1 million in the three months ended September 30, 2006, a decrease of $0.5 million over the same period in 2005. This decrease was due primarily to lower clinical trial expenses, as our Phase II clinical trials in NSCLC and advanced melanoma were completed during 2005.

External expenses for our ACTILON program of $2.1 million for the three months ended September 30, 2006 were substantially unchanged as compared to the same period in 2005. These expenses were related to our ongoing ACTILON clinical trials.

External expenses for our other TLR Therapeutics programs were $1.3 million for the three months ended September 30, 2006, an increase of $1.3 million over the same period in 2005. This increase was due primarily to drug supply, pharmacology, and toxicology study expenses in developing additional TLR Therapeutics.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and toxicology study expenses and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our clinical immunology laboratory.

Government program expense decreased by $0.3 million to $0.6 million in the three months ended September 30, 2006 compared to the same period in 2005 due to the wind down of one of our NIAID programs, which is expected to be completed in early 2007. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

Stock-based compensation expense for research and development employees and consultants, which is a non-cash expense, is allocated on an employee and consultant specific basis. Stock-based compensation expense decreased by $2.6 million to $0.6 million for the three months ended September 30, 2006 from $3.2 million in the same period in 2005. This decrease is primarily due to the remeasurement of stock options and related expense for employees who left employment with us in the third quarter of 2005.

Depreciation and amortization expense for laboratory equipment and leasehold improvements at our research facilities of $0.4 million in the three months ended September 30, 2006 was substantially unchanged as compared to the same period in 2005.

General and administrative expenses: General and administrative expenses increased by $0.8 million to $3.4 million in the three months ended September 30, 2006 from $2.6 million in the same period in 2005, an increase of 30.1%.

	Three months ended September 30,		Increase/ (Decrease)
General and Administrative Expenses	2006	2005
	(in thousands)
Compensation and personnel related expense	$1,260	$1,404	$(144)
Professional services	1,136	304	832
Insurance	190	138	52
Facility costs	75	58	17
Stock-based compensation expense	731	695	36
Depreciation and amortization expense	21	24	(3)

Total general and administrative expenses	$3,413	$2,623	$790

The $0.8 million increase in general and administrative expenses in the three months ended September 30, 2006 as compared to the same period in 2005 was primarily attributable to a $0.3 million increase in public company expenses and $0.5 million of market research study expenses.

Royalty expense: Royalty expense results from the amortization of royalties paid to the UIRF and the OHRI related to revenues from collaboration agreements. Royalty expense of $0.5 million was substantially unchanged as compared to the same period in 2005.

Other income and expense: Interest income increased by $0.6 million in the three months ended September 30, 2006 as compared to the same period in 2005 reflecting higher average cash and investment balances due to proceeds from our 2005 initial public offering, the Pfizer private placement and receipt of an upfront license fee from Pfizer. Interest expense decreased by $0.1 million in the three months ended September 30, 2006 as compared to the same period in 2005 as a result of lower interest payments on our declining debt balance under our capital lease facility which will terminate in the fourth quarter of 2006.

Net loss: For the foregoing reasons, net loss decreased by $2.0 million to $8.5 million in the three months ended September 30, 2006 from a net loss of $10.5 million in the same period in 2005.

Nine Months Ended September 30, 2006 and 2005

Revenue: Revenue increased by $4.6 million to $15.0 million in the nine months ended September 30, 2006 from $10.4 million in the same period in 2005, an increase of 43.9%.

	Nine months ended September 30,		Increase/ (Decrease)
Revenue	2006	2005
	(in thousands)
Collaborator:
Fees recognized over performance period	$10,905	$6,323	$4,582
Cost reimbursement and other recognized over performance period	1,490	445	1,045

Total collaborator revenue	12,395	6,768	5,627
Government	2,619	3,669	(1,050)

Total revenue	$15,014	$10,437	$4,577

Collaborator revenue increased by $5.6 million in the nine months ended September 30, 2006 compared to the same period in 2005. This increase was primarily due to the recognition of nine months of revenue under the Pfizer license agreement in 2006 as compared to five months of revenue recognized under the agreement in the same period in 2005.

Government revenue decreased by $1.1 million in the nine months ended September 30, 2006 compared to the same period in 2005. This decrease is primarily due to the completion of our cost reimbursement contract with the Defense Advance Research Projects Agency, or DARPA, in 2005 and the decrease in activity in 2006 related to one of our NIAID programs, which is expected to be completed in early 2007.

Research and development expenses: Research and development expenses increased by $0.2 million to $32.7 million in the nine months ended September 30, 2006 from $32.5 million in the same period in 2005, an increase of 1.0%.

	Nine months ended September 30,		Increase/ (Decrease)
Research and Development Expenses	2006	2005
	(in thousands)
Basic research and preclinical expense	$9,212	$8,798	$414
Clinical trials and drug development expense	18,292	12,761	5,531
Government program expense	2,223	2,999	(776)
Stock-based compensation expense	1,880	6,688	(4,808)
Depreciation and amortization expense	1,078	1,205	(127)

Total research and development expenses	$32,685	$32,451	$234

Basic research and preclinical expense increased by $0.4 million in the nine months ended September 30, 2006 as compared to the same period in 2005 due primarily to $0.2 million in higher compensation costs and $0.2 million in higher laboratory supply costs. Basic research and preclinical expense includes discovery research, chemical development, pharmacology, product development and patent costs related to our internal research programs.

Clinical trials and drug development expense increased by $5.5 million in the nine months ended September 30, 2006 as compared to the same period in 2005. This increase was comprised of a $2.1 million increase in internal expenses and a $3.4 million increase in external expenses.

The $2.1 million increase in internal expenses for the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily due to a $0.7 million increase in compensation and personnel related expenses, a $0.6 million increase in consulting expense and a $0.8 million increase in laboratory expenses to support our ongoing clinical activity. Our internal resources, employees and infrastructure are not directly tied to any individual project with the exception of our government research programs. Only external costs are tracked by product candidate. External expenses by product candidate are as follows:

	Nine months ended September 30,		Increase/ (Decrease)
	2006	2005
	(in thousands)
Internal expenses (non-program specific)	$8,562	$6,500	$2,062
External expenses:
PF-3512676	290	2,678	(2,388)
ACTILON	5,727	3,583	2,144
Other TLR Therapeutics	3,713	—	3,713

Total external expenses	9,730	6,261	3,469

Total clinical trial and drug development expense	$18,292	$12,761	$5,531

External expenses for our PF-3512676 program were $0.3 million in the nine months ended September 30, 2006, a decrease of $2.4 million over the same period in 2005. This decrease was due primarily to lower clinical trial expenses, as our Phase II clinical trials in NSCLC and advanced melanoma were completed during 2005.

External expenses for our ACTILON program were $5.7 million for the nine months ended September 30, 2006, an increase of $2.1 million over the same period in 2005. This increase was due primarily to higher drug supply and clinical trial expenses associated with ACTILON Phase II clinical trials initiated earlier in 2006.

External expenses for our other TLR Therapeutics programs were $3.7 million for the nine months ended September 30, 2006, an increase of $3.7 million over the same period in 2005. This increase was due primarily to drug supply, pharmacology, and toxicology study expenses in developing additional TLR Therapeutics.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and toxicology expenses and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our clinical immunology laboratory.

Government program expense decreased by $0.8 million to $2.2 million in the nine months ended September 30, 2006 compared to the same period in 2005, due to the completion of our DARPA contract in 2005 and a decrease in activity related to one of our NIAID programs, which is expected to be completed in early 2007. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

Stock-based compensation expense for research and development employees and consultants, which is a non-cash expense, is allocated on an employee and consultant specific basis. Stock-based compensation expense decreased by $4.8 million to $1.9 million for the nine months ended September 30, 2006 from $6.7 million in the same period 2005. This decrease is primarily due to the remeasurement of stock options and related expense for employees who left employment with us during the third quarter of 2005. Also included in the nine months ended September 30, 2005 is stock-based compensation expense that was immediately recognized for fully vested stock options granted to employees in 2005 prior to our initial public offering.

Depreciation and amortization expense for laboratory equipment and leasehold improvements at our research facilities of $1.1 million in the nine months ended September 30, 2006 was substantially unchanged as compared to the same period in 2005.

General and administrative expenses: General and administrative expenses increased by $0.6 million to $9.4 million in the nine months ended September 30, 2006 from $8.8 million in the same period in 2005, an increase of 6.5%.

	Nine months ended September 30,		Increase/ (Decrease)
General and Administrative Expenses	2006	2005
	(in thousands)
Compensation and personnel related expense	$3,942	$3,434	$508
Professional services	2,466	993	1,473
Insurance	586	228	358
Facility costs	225	182	43
Stock-based compensation expense	2,102	3,895	(1,793)
Depreciation and amortization expense	64	82	(18)

Total general and administrative expenses	$9,385	$8,814	$571

The $0.6 million increase in general and administrative expenses in the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily attributed to a $0.5 million increase in compensation expense, a $1.5 million increase in professional services, and $0.4 million increase in insurance expense all related to being a public company offset by a $1.8 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense in the nine months ended September 30, 2006 was primarily due to expense that was immediately recognized for fully vested stock options granted in 2005 prior to our initial public offering.

Royalty expense: Royalty expense results from the amortization of royalties paid to the UIRF and the OHRI related to revenues from collaboration agreements. Royalty expense increased by $0.7 million to $1.6 million in the nine months ended September 30, 2006 from $0.9 million in the same period in 2005. This increase results primarily from the amortization of royalties paid to the UIRF that were related to the $50.0 million upfront payment received from Pfizer in 2005.

Other income and expense: Interest income increased by $3.1 million in the nine months ended September 30, 2006 reflecting higher average cash and investment balances due to proceeds from our 2005 initial public offering, the Pfizer private placement and receipt of the upfront license fee from Pfizer. Interest expense decreased by $0.2 million in the nine months ended September 30, 2006 as a result of lower interest payments on our declining debt balance under our capital lease facility.

Net loss: For the foregoing reasons, net loss decreased by $6.4 million to $24.6 million in the nine months ended September 30, 2006 from a net loss of $31.0 million in the same period in 2005.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 1998, we have funded our operations primarily through:

•	proceeds of $145.6 million from private placements of preferred stock and warrants;

•	proceeds of $110.8 million from our initial public offering and concurrent private placement of common stock to Pfizer;

•	cash receipts of $89.2 million from our commercial collaborations;

•	cash receipts of $23.2 million from United States government contracts and grants;

•	$7.2 million borrowed for leasehold improvements and equipment financing under capital lease facilities; and

•	$2.1 million in debt to fund our initial research and development activities.

Included in the amounts above is $64.2 million from Pfizer that we have received in upfront license fees, sales of common stock, sponsored research fees and expense reimbursements.

At September 30, 2006, we had unrestricted cash, cash equivalents and marketable securities of $113.9 million, compared to $143.0 million as of December 31, 2005.

We invest in cash, cash equivalents, United States government agencies, high-grade municipal and corporate notes and commercial paper. Our investment objectives are primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income.

Nine months ended September 30, 2006 and 2005

	Nine Months Ended September 30,		Change
Summary Cash Flow Information	2006	2005	2006 vs. 2005
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,335)	$19,614	$(47,949)
Investing activities	2,452	9,798	(7,346)
Financing activities	(133)	109,899	(110,032)
Exchange rate effect on cash and cash equivalents	442	(580)	1,022

Net (decrease) increase in cash and cash equivalents	(25,574)	138,731	(164,305)

Cash and cash equivalents at September 30	60,337	$151,921	(91,584)
Marketable securities at September 30 (current and long-term)	53,571	—	53,571

Cash, cash equivalents and marketable securities at September 30	$113,908	$151,921	$(38,013)

For the nine months ended September 30, 2006 we had negative operating cash flow of $28.3 million compared to positive operating cash flow of $19.6 million for the nine months ended September 30, 2005. The increase in net cash used in operating activities for the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily due to the $50.0 million upfront payment received from Pfizer in 2005 as well as higher operating and public company expenses in 2006.

Net cash provided by investing activities decreased by $7.3 million in the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease is primarily due to a greater allocation of proceeds from maturing securities to marketable securities in 2006.

Net cash provided by financing activities decreased by $110.0 million in the nine months ended September 30, 2006 as compared to the same period in 2005. This decrease is primarily attributed to the $110.8 million in cash received from our initial public offering in 2005 offset by lower capital lease payments in 2006 as compared to the same period in 2005.

Our foreign currency cash balances at our subsidiary in Germany expose us to fluctuations in currency exchange rates. During the nine months ended September 30, 2006, the U.S. Dollar depreciated approximately 6.6% against the Euro, which resulted in a $0.4 million favorable translation adjustment when converting our Euro cash balances to U.S. Dollars for financial reporting purposes.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of September 30, 2006:

	Cash Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$6,182	$1,604	$2,547	$1,436	$595
Capital leases	501	195	306	—	—
Long-term debt	3,113	—	3,113	—	—
In-licensed technology	750	150	300	300	*
Other liabilities	519	116	—	—	403

	$11,065	$2,065	$6,266	$1,736	998

*	Minimum annual license fees of $0.2 million are required through the date of the last patent expiration. As a result of pending patent applications, we are currently unable to determine the length of this period.

Operating Leases

Our commitments under operating leases shown above consist of payments relating to our real estate lease in Wellesley, Massachusetts, U.S.A. expiring in 2008, our lease in Ottawa, Canada, expiring in 2012, and our two leases in Langenfeld, Germany, expiring in 2007 and 2010.

Capital Leases

We have entered into a capital lease facility agreement with General Electric Capital Corporation, primarily for new laboratory and computer equipment. Based on the terms of the agreement and the type of underlying equipment, each lease extends for a period of 36 or 48 equal monthly payments at a weighed average interest rate of 8.25%. As of September 30, 2006, we have principal and interest obligations of $0.1 million remaining.

In August 2006, we entered into a €0.3 million ($0.4 million at September 30, 2006) capital lease agreement for the purchase of a piece of laboratory equipment. The lease extends for a period of 36 months with an annual interest rate of 7%. As of September 30, 2006, we have principal and interest obligations of €0.3 million ($0.4 million at September 30, 2006) remaining.

Long-term Debt

In 1998, our foreign subsidiary Coley Pharmaceutical GmbH (“Coley GmbH”) obtained a research and development loan from Technologie-Beteiligungs-Gesellschaft (Tbg). The loan of €1.5 million ($1.9 million at September 30, 2006) was to fund the early research and development of our product candidates. The loan bears interest at 6% annually, with principal payable December 31, 2007 and interest payable semi-annually on March 31 and September 30. An additional contingent fee of 6% annually of the loan principal is payable when the loan is due or earlier if the loan is terminated before its due date by either Coley GmbH or Tbg. We have accrued this contingent fee under the loan as Tbg may, at its sole discretion, request payment of the fee. The minimum contingent fee is 30% of the loan principal. As of September 30, 2006, we have accrued $1.0 million for this potential contingent fee.

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

Based on our current operating plan, we believe that our cash and cash equivalent balance at September 30, 2006 will be sufficient to finance our working capital and capital requirements for approximately 3 years. Changes in our research and development plans or other changes affecting our operating expenses may affect our cash burn and existing cash resources. We expect our sources of funding for the next several years to include potential milestone payments relating to PF-3512676 and VaxImmune, proceeds from our government programs and sanofi-aventis’ drug candidates and other collaborative license agreements we may enter into.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 10. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. At the present time, we are evaluating the impact the adoption may have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating whether this standard will have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires recognition of a net liability or asset for the funded status of defined benefit pension and other postretirement plans and recognition of changes in the funded status through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the company’s fiscal year-end. SFAS No. 158 shall be effective as of the end of any fiscal year ending after December 15, 2006. We do not expect the provisions of SFAS No. 158 will have a material impact on our financial position or results of operations.

Staff Accounting Bulletin No. 108 (“SAB No. 108”), released in September 2006, provides guidance on evaluating the effects of misstatements on all periods disclosed in the financial statements and related financial statement disclosures. In order to quantify the impact of misstatements both the carryover and reversing effects of prior year misstatements should be considered in the current year financial statements. An adjustment would be required if the misstatement is material to the financial statements, after all relevant quantitative and qualitative factors are considered. SAB No. 108 shall be effective for the first fiscal year ending after November 15, 2006. We do not expect the provisions of SAB No. 108 will have a material impact on our financial position or results of operations.

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

In 2005, Dr. Krieg remitted $0.3 million to us as a partial pre-payment of his loan. In the second quarter of 2006, Dr. Krieg settled the remaining balance, including interest, of approximately $0.3 million by tendering 24,579 shares of Coley common stock to us.

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

The costs and expenses of our international subsidiaries are denominated in the Canadian dollar and the Euro. If exchange rates change 10%, the impact on our 2006 net loss and cash burn would be $0.7 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

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

If approved by the necessary regulatory authorities, ACTILON will be subject to competition in the treatment of HCV from a significant number of additional drugs that are currently under development and may become available in the future for the treatment of HCV. These treatments may be more effective or less costly than ACTILON. A partial list of potential new products for the treatment of HCV includes Zadaxin®, which is being developed by SciClone Pharmaceuticals; VX 950, which is being developed by Vertex Pharmaceuticals; NM283, which is being developed by Idenix Pharmaceuticals and Novartis; and Albuferon™, which is being developed by Human Genome Sciences. Additionally, less expensive generic forms of currently marketed drugs could lead to additional competition upon the expiration or invalidation of patents underlying such currently marketed drugs.

Our TLR Therapeutic product candidates are at an early stage of product development, and our success depends on the further development and clinical trials of our product candidates. Failure to prove our products safe and effective in clinical trials could require us to discontinue operations.

Our TLR Therapeutic product candidates are in the early stages of development, and significant additional research and development, financial resources and additional personnel will be required to develop any of our TLR Therapeutic product candidates into commercially viable products and to obtain regulatory approval. Currently, only one of our product candidates, PF-3512676, has completed Phase II clinical trials.

In order for PF-3512676 to be approved by the FDA, Pfizer will be required to demonstrate in a much larger scale Phase III clinical trial and to a statistically significant degree that PF-3512676 prolongs survival of patients with NSCLC when used as a first-line treatment in conjunction with the current standard of care. We cannot assure you that such results will be achieved.

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

Although to date the side effects observed in clinical trial participants receiving TLR Therapeutics have been as expected, we cannot assure you that additional or more severe adverse side effects with respect to our product candidates will not develop in future clinical trials, which could delay or preclude regulatory approval of our product candidates or limit their commercial use.

Regulatory agencies may delay the start of clinical trials and delay or preclude regulatory approval by requiring us or our collaborators to obtain additional preclinical data including safety and toxicology data. Regulatory agencies may delay or preclude regulatory approval by requiring us or our collaborators to obtain additional safety or efficacy data which require additional clinical trials. Regulatory agencies may employ a range of methods to delay or preclude their approval, including placing trials on clinical hold. For example, on June 17, 2005, the IND for our product candidate AVE0675 was placed on a clinical hold by the FDA prior to commencing enrollment pending the submission by our collaborator, sanofi-aventis, of additional preclinical data relating to the IND for this product candidate. Sanofi-aventis is working to provide the information requested by the FDA in order to resolve the clinical hold.

We cannot assure you that this clinical hold will be resolved in a timely manner, or at all.

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

Our patent estate includes, on a worldwide basis, 16 patents issued in the United States, 127 patents issued in the rest of the world and more than 438 pending patent applications. However, our patents may not protect us against our competitors. The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our patents can be challenged in litigation. Such litigation can involve substantial costs and distraction. If the outcome of such litigation is adverse to us, third parties may be able to use our patented inventions and compete directly with us, without payment to us. Third parties may also be able to circumvent our patents by design innovations. We may not receive any additional patents based on the applications currently pending.

On July 17, 2006, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of an interference action initiated by Dynavax Technologies Corporation (“Dynavax”) in December 2003. The United States Patent and Trademark Office’s Board of Patent Appeals and Interferences dismissed the interference in March 2005. The interference challenged a claim issued to Coley in 2001 which covers the use of immunomodulatory CpG sequences in combination with allergens to treat allergies. Dynavax filed an appeal requesting a rehearing en banc by the United States Court of Appeals for the Federal Circuit in September 2006. The United States Court of Appeals for the Federal Circuit denied the appeal on October 16, 2006. Dynavax’s final route of appeal would be to request the United States Supreme Court to hear the case.

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

From the effective date of our Registration Statement on Form S-1, April 20, 2005 through September 30, 2006, we have utilized approximately $3.5 million of the net proceeds of our initial public offering to fund our operations. The net unused offering proceeds have been invested in short and long-term marketable securities.

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

COLEY PHARMACEUTICAL GROUP, INC.

November 8, 2006	/s/ ROBERT L. BRATZLER, PH.D.
Robert L. Bratzler, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

November 8, 2006	/s/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

COLEY PHARMACEUTICAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.