Form 10-K
period 2006-12-31
Coley Pharmaceutical Group, Inc.
filed 2007-03-09
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51472

Coley Pharmaceutical Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1506689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

93 Worcester Street, Suite 101 Wellesley, MA	02481
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 431-9000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

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

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on the Nasdaq Global Market on June 30, 2006 was $165,188,966.

As of February 27, 2007, the registrant had 26,401,017 shares of common stock outstanding.

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

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2007.

Coley Pharmaceutical Group, Inc. Form 10-K Table of Contents

PART I

Item 1.	BUSINESS

Overview

We are a biopharmaceutical company focused on discovering and developing a novel class of drug candidates for several disease indications including cancers, asthma and allergic disorders, and to enhance the effectiveness of vaccines. Our proprietary TLR Therapeutics™ act on a specific class of targets, called Toll-like receptors, or TLRs, found in and on immune system cells which, in turn, direct the immune system to fight disease. We and our collaborators currently have three drug candidates in clinical trials, all of which agonize, or stimulate, one specific TLR, known as TLR9. Our most advanced clinical compound is in Phase III clinical testing for cancer with our collaborator, Pfizer Inc. We have a collaboration with sanofi-aventis in the area of asthma and allergic disorders. We also have license agreements with various vaccine developers to improve the performance and efficacy of their vaccines with our proprietary vaccine adjuvant technology, which we call VaxImmune. Our most advanced VaxImmune program is currently in Phase II clinical testing with GlaxoSmithKline.

In 2005, we completed a randomized Phase II clinical trial of CPG 7909, our lead product candidate, in combination with chemotherapy for first-line treatment of all of the major histologic subtypes of non-small cell lung cancer, or NSCLC. In this randomized clinical trial with 111 enrolled patients with advanced or metastatic NSCLC, we observed a potentially meaningful survival benefit in patients who received CPG 7909 in combination with standard chemotherapy. We also observed a statistically significant improvement in the objective tumor response rate, assessed as measured by Response Evaluation Criteria in Solid Tumors (RECIST), in the cohort of patients receiving CPG 7909 versus those patients who received chemotherapy alone. We have also observed CPG 7909’s anti-cancer activity in a Phase II randomized clinical trial in advanced melanoma and in early clinical studies in renal cell carcinoma; non-Hodgkin’s lymphoma; cutaneous T-cell lymphoma, or CTCL; and basal cell carcinoma.

In March 2005, we entered into an exclusive license agreement with Pfizer under which we granted Pfizer development and worldwide marketing rights to CPG 7909, now referred to by Pfizer as PF-3512676, for the treatment, control and prevention of multiple cancer indications, including NSCLC and breast cancer1. Under these agreements, we received a $50.0 million upfront payment, and may receive up to $455.0 million in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones for cancer indications, as well as royalties on any future product sales. Pfizer also invested $10.0 million in Coley by purchasing 625,000 shares of our common stock in a private placement at $16.00 per share concurrent with our initial public offering that was completed in August 2005. Under the terms of our agreement, Pfizer will pay all development, regulatory and commercialization costs for CPG 7909. To date, we have received a total of $65.3 million from Pfizer, including the $10.0 million equity investment.

In November 2005, Pfizer initiated two pivotal, international Phase III clinical trials of PF-3512676 in combination with chemotherapy as first line treatment of patients with advanced NSCLC under the Special Protocol Assessment, or SPA, procedure of the U.S. Food and Drug Administration (FDA). The primary endpoint for these two trials is overall improvement in patient survival. Target enrollment of approximately 800 patients has been achieved for one of the two Phase III clinical trials.

In 2006, Pfizer broadened its clinical investigation of PF-3512676 in cancer. Pfizer initiated three randomized Phase II clinical trials to evaluate PF-3512676 in combination with various targeted anti-cancer agents as potential first or second line treatment for NSCLC. The primary endpoint for each trial is progression-free survival. All of these trials are enrolling patients. Pfizer also initiated a Phase I clinical trial in Japan of

[1]

In this Annual Report on Form 10-K, when we refer to Coley’s development efforts for CPG 7909, we refer to the molecule as CPG 7909. When we refer to Pfizer’s development efforts for CPG 7909, we refer to the molecule as PF-3512676.

PF-3512676 in chemotherapy-naïve patients with NSCLC. We expect that Pfizer will explore PF-3512676 as a therapy for breast cancer and other cancer indications as well.

We and our collaborator, sanofi-aventis, have discovered and are now developing several TLR Therapeutic product candidates for the treatment of asthma and certain allergic disorders. Sanofi-aventis has the right to develop up to four of our TLR Therapeutics for the treatment of asthma, allergic rhinitis or chronic obstructive pulmonary disease, or COPD. In January 2007, sanofi-aventis informed us that the FDA lifted its clinical hold on a planned Phase I clinical trial of our product candidate AVE0675.

We have licensed VaxImmune™, our vaccine adjuvant, to vaccine developers to boost the immunologic response and potential efficacy of their vaccine products. VaxImmune is being incorporated into vaccine products being developed by our licensees, including GlaxoSmithKline, among others, in the areas of cancers, infectious diseases and other disease indications. We are currently working on two United States government contracts. Of these contracts, one is ongoing through 2009. We have applied for a one-year extension through February 2008 for the second contract. These programs have allowed us to further develop and expand our research and development capabilities in areas of interest to us, with the added advantage of reducing our financing needs. In addition, we have been able to leverage our experience gained in these programs by expanding our intellectual property portfolio, while retaining commercial rights to our discoveries.

In the first quarter of 2007, based upon preliminary data from two proof-of-concept clinical trials, we made a strategic decision to suspend our independent development of ACTILON™, our proprietary drug candidate for the treatment of Hepatitis C virus (HCV). As a result of this program decision, we have redirected our discovery and development resources to the next generation TLR Therapeutic drug candidates in our preclinical pipeline. In accordance with this business decision, we plan to outsource future clinical development activities to contract research organizations (CROs).

Our business strategy is to build a portfolio of innovative, second-generation TLR Therapeutics to treat large unmet medical needs based on our understanding of the immune system. We plan to use our expertise in TLR Therapeutics to develop compounds that safely and selectively agonize (stimulate) or antagonize (block) the immune system. We plan to broaden our platform beyond TLR9, and we are investigating TLRs 7, 8 and 9 as potential targets for treating various diseases and conditions in the areas of autoimmune disease, inflammation, cancer and infectious diseases. In this regard, we are also exploring the possibility of acquiring or in-licensing relevant technologies or assets.

We intend to maximize the value from our existing commercial collaborations. These collaborations have been a key component of our corporate strategy and have provided us with financial, development and commercialization resources for our drug candidates, while allowing us to retain significant economic interests in our licensed product candidates. We will opportunistically seek to enter into additional partnerships that will enable us to expand the reach of TLR Therapeutics into other areas that require the resources of a larger company to develop and provide us with funding for the development of our other programs. We believe that this strategy may yield a broader and even more diversified product pipeline of potential product candidates in our targeted therapeutic areas.

We were incorporated in Delaware in 1997. Our principal executive offices are located at 93 Worcester Street, Suite 101, Wellesley, MA 02481 USA.

Product Development Programs

We and our collaborators currently have three TLR Therapeutics in human clinical trials to treat cancers, asthma and allergic disorders, and to enhance the effectiveness of vaccines. In addition to these clinical-stage programs, we have a number of research programs in development both internally and with our collaborators.

We and our collaborators have the following product candidates in clinical trials:

Product Candidate	Target Indication	Clinical Status	Commercial Rights

PF-3512676 (formerly CPG 7909)	Cancers
	• First-line NSCLC (with chemotherapy)	Phase III	Pfizer
	• First line non-squamous, NSCLC (with Avastin®)	Phase II	Pfizer
	• Second line NSCLC (with Tarceva®)	Phase II	Pfizer
	• Second line NSCLC (with Alimta®)	Phase II	Pfizer
	• First-line NSCLC (in Japan)	Phase I	Pfizer

AVE7279 and AVE0675	Respiratory Diseases
	• Asthma and allergic disorders	Phase I	sanofi-aventis

VaxImmune Vaccine Adjuvant	Various Indications
	• Most advanced: Cancer	Phase II	GlaxoSmithKline

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

To date, we have focused our development efforts primarily on compounds targeting one specific TLR, known as Toll-like Receptor 9, or TLR9, for the treatment of cancers, infectious diseases, asthma and allergy and to enhance the effectiveness of vaccines. TLR9 is found in certain human immune cells, known as plasmacytoid dendritic cells and B cells. TLR9 functions to detect a pattern that is present in the DNA of invading intracellular pathogens, but is not present in the body’s own DNA. When TLR9 detects this pattern, which is called a CpG motif, it triggers a Th1 response.

Our TLR Therapeutics are synthetic compounds that either function as agonists, or stimulators, or function as antagonists, or blockers, of one or more TLRs that are found in immune cells. Our TLR Therapeutics currently in clinical development are agonists of TLR9, and they stimulate a Th1 type of immune response. When TLR9 is stimulated by our TLR Therapeutics, we believe it triggers both the innate, or short-term immune response, and adaptive, or sustained immune response. We believe that the highly specific, dual activation by our TLR Therapeutics of the body’s innate and adaptive immune systems differentiates us from many other immune therapy approaches. Other approaches are generally unable to create a sustained effect on the adaptive immune system and non-specifically activate the innate immune system, which can lead to a lack of longer term efficacy and undesirable side effects.

When the immune system fails to be properly stimulated, it can become tolerant to chronic infections or cancer and fail to mount the proper Th1 response that is needed to reject or expel the infection or tumor. By activating the body’s dendritic cells and B cells to mount an immune response, TLR9 agonists may reverse the development of immune tolerance to pathogens and cancers, which can result in pathogens or cancerous tumors being appropriately attacked and expelled by the immune system. Our TLR9 agonists also act to redirect the aberrant Th2 immune responses, which cause asthma and allergy, to Th1 immune responses, which are thought to be more desirable.

Our TLR9 agonists are synthetic oligonucleotides that are short, DNA-like molecules, or oligonucleotides, with sequences that mimic similar DNA sequences, or CpG motifs, found in some pathogens, thereby triggering the body’s immune response. Unlike antisense or gene therapy oligonucleotides, the sequences of our TLR9 agonists are not present in the human genome. Furthermore, our TLR Therapeutics are generally designed to be administered once-weekly by convenient subcutaneous injection with relatively low concentrations providing the intended therapeutic effect. The chemical sequences of these product candidates were discovered and developed by our scientists based on the discovery by our scientific co-founder and Chief Scientific Officer, Dr. Arthur Krieg, of the immunostimulatory properties of viral and bacterial DNA in 1994. This discovery and subsequent studies of the structure, activity and mechanism of these molecules by our scientists and collaborators constitute the basis of our broad intellectual property position.

PF-3512676 for the Treatment of Cancer

Unmet Medical Need

In 2006, cancer was the second leading cause of death in the United States. The American Cancer Society estimated that in 2006, more than one million people will have been diagnosed with cancer in the United States and over 500,000 people will have died of cancer. Worldwide, lung cancer is the most commonly diagnosed cancer, and in the United States, it is the leading cause of cancer deaths for both men and women. Lung cancers are comprised mainly of two types: small cell lung cancer and NSCLC. The American Cancer Society estimated that in 2006, there will have been approximately 174,000 new cases of lung cancer in the United States, and approximately 162,000 patients will have died of the disease. NSCLC accounts for approximately 80% of all lung cancer. There are two major histologic subtypes of NSCLC: squamous cell carcinomas, which comprise approximately 20-40% of all NSCLC types, and adenocarcinomas or non-squamous cell carcinomas, which comprise approximately 40-55% of all NSCLC types.

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

The current standard of care in the United States in first-line, or initial treatment for Stages IIIb and IV NSCLC, is a combination of two chemotherapeutic agents, usually a taxane plus a platinum-based therapy, with a documented tumor response rate of approximately 20% and median survival of 7 to 10 months. This represents the most frequently used FDA-approved first-line treatment option and this combination treatment has the well-documented and undesirable side effects of cytotoxic chemotherapies related to damage to normal proliferating cells, such as hair follicles, the lining of the gastrointestinal tract and bone marrow cells.

In October 2006, the FDA approved Genentech, Inc.’s Avastin to be used in combination with carboplatin and paclitaxel chemotherapy for the first-line treatment of patients with unresectable, locally advanced, recurrent or metastatic non-squamous, NSCLC. The approval was based on results from a Phase III multicenter clinical trial in which 878 patients were randomized to receive either carboplatin plus paclitaxel alone or in combination with Avastin (Sandler et al., N Engl J Med 2006; 355:2542-50). The results showed a 20% improvement in median survival in first-line non-squamous NSCLC patients who were not at high risk of pulmonary bleeding. The results from the Avastin trial represented a significant improvement for the subset of NSCLC patients enrolled in the study, which excluded those with squamous cell carcinomas and certain cardiovascular diseases.

We believe that other therapies are needed to improve treatment outcomes in the squamous cell NSCLC patient population. We also believe that CPG 7909 may provide therapeutic synergy with other targeted anticancer therapies, including Avastin.

Phase III NSCLC Clinical Trials

In May 2005, we licensed our lead TLR9 agonist drug to Pfizer for the development of cancer treatments. In November 2005, Pfizer initiated two pivotal international Phase III clinical trials with our compound for the first-line treatment of advanced NSCLC under the Special Protocol Assessment, or SPA, procedure of the FDA. The purpose of these randomized, open-label, active control studies is to assess the efficacy and safety of PF-3512676 administered in combination with standard of care chemotherapy (paclitaxel/carboplatin or gemcitabine/cisplatin) as first-line treatment in patients with advanced NSCLC and to compare efficacy and safety to standard of care chemotherapy. Target enrollment of approximately 800 patients has been achieved in the clinical trial evaluating the efficacy and safety of PF-3512676 with or without gemcitabine/cisplatin.

The primary endpoint for these Phase III clinical trials is overall survival, with secondary endpoints of overall confirmed objective response rate, duration of response, progression free survival and time to tumor progression. Each of the two Phase III clinical trials is expected to enroll patients with Stage IIIb or IV disease who have not received prior chemotherapy or immunotherapy treatment. These trials will include subjects with both of the major histologic subtypes of non-small cell lung cancer: squamous and non-squamous.

Phase II and I NSCLC Clinical Trials

In 2006, Pfizer expanded its clinical development program with PF-3512676 in NSCLC to include three Phase II clinical trials. The primary endpoint for each of these trials is progression free survival. Each of the three Phase II clinical trials is expected to enroll approximately 130 to 140 patients with Stage IIIb or IV disease. Details of the clinical trials are as follows:

•

A randomized Phase II clinical trial evaluating the efficacy and safety of PF-3512676 administered in combination with paclitaxel, carboplatin and Avastin as first-line treatment in patients with locally advanced or metastatic non-squamous NSCLC.

•

A randomized Phase II clinical trial evaluating the efficacy and safety of PF-3512676 administered in combination with Tarceva in patients with advanced Endothelial Growth Factor Receptor (EGFR)-positive NSCLC after failure of at least one prior chemotherapy regimen.

•

A randomized Phase II clinical trial evaluating the efficacy and safety of PF-3512676 administered in combination with Alimta for the treatment of patients with locally advanced or metastatic NSCLC who have failed one prior chemotherapy regimen.

In 2006, Pfizer initiated patient enrollment in a Phase I clinical trial in Japan. This trial will evaluate the safety of PF-3512676 administered with chemotherapy to patients with advanced NSCLC who have not received prior treatment for the disease.

Summary of Coley’s Phase I/II Clinical Trial Development with CPG 7909

Prior to licensing CPG 7909 to Pfizer, we conducted 10 oncology clinical studies of this product candidate in both hematologic and solid tumors. These studies were in NSCLC, melanoma, recurrent CTCL, renal cell carcinoma, non-Hodgkin’s lymphoma, refractory breast cancer and basal cell carcinoma. These trials evaluated CPG 7909 as a single agent, in combination with chemotherapy and in combination with monoclonal antibodies. In these clinical trials, CPG 7909 showed:

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

Anti-tumor activity has been demonstrated in Phase II studies with weekly doses of CPG 7909 as a single agent in CTCL, melanoma and in renal cell carcinoma and with weekly doses of CPG 7909 together with chemotherapy in NSCLC and melanoma. In addition, in our Phase II NSCLC study, CPG 7909 in combination with chemotherapy appeared to offer potential for survival benefit over chemotherapy alone. Under our Pfizer license agreements, Pfizer is now responsible for the direction of PF-3512676’s future clinical development.

Non-Small Cell Lung Cancer Phase II Clinical Trial

We designed and conducted our NSCLC Phase II randomized clinical trial of CPG 7909, which we completed prior to licensing CPG 7909 to Pfizer, to provide a proof-of-concept of efficacy for CPG 7909 in combination with chemotherapy, to validate our preclinical and early clinical results, to show CPG 7909’s potential benefit in a patient population deemed to be substantially underserved and known to have rapidly progressing disease, and to provide information required to establish the design for Phase III clinical trials. Our inclusion criteria included patients with both of the major histologic types of NSCLC.

In 2003, we initiated a randomized, open-label, 23-center international clinical trial of CPG 7909 plus chemotherapy versus chemotherapy alone in patients with advanced Stage IIIb or IV NSCLC but who had not received chemotherapy previously. Patients enrolled in this trial were randomized at a 2:1 ratio to receive chemotherapy (a taxane and a platinum) plus CPG 7909, or chemotherapy alone. Patients were to be treated until they had progressive disease or experienced intolerable toxicity. Therapy was administered in three-week cycles in which chemotherapy was administered intravenously to all patients in the first week and, for patients in the chemotherapy plus CPG 7909 study arm, CPG 7909 was administered subcutaneously at a dose of 0.2 mg/kg on the second and third weeks. Patients who had tolerated CPG 7909 and who were judged to have benefited from CPG 7909 therapy could be offered extended treatment with CPG 7909 as a monotherapy. The primary efficacy objective of the study was to compare objective tumor response rate in the two study arms based on the RECIST criteria. A secondary endpoint was the overall survival for patients in the two study arms.

Enrollment was completed in 2004, and follow-up is ongoing for the last patients remaining in the study. An interim safety and efficacy review of this open-label trial was prepared for discussion with investigators and experts at the June 2004 meeting of the American Society of Clinical Oncology (ASCO). Assessment of the objective tumor response rate after two cycles of therapy showed clinically meaningful improvements in tumor responses and overall patient survival. In order to validate these initial findings, in anticipation of moving forward into Phase III clinical trials, we amended the trial protocol to increase enrollment. In 2004, we conducted a second interim analysis of the trial after 112 patients had been randomized and treated, to prepare for a presentation and discussion with the FDA. The data from this second review supported our previous findings.

Study Demographics

The demographics and baseline disease characteristics reflect the study criteria and general population of patients with advanced NSCLC who had not received prior chemotherapy. The majority of patients who participated in the study were Caucasian males, with a median age in the chemotherapy-alone arm of 67 years, and a median age in the chemotherapy plus CPG 7909 arm of 65 years. The two groups were balanced with similar tumor subtypes and with equal representation of squamous cell carcinomas and adenocarcinomas in both arms of the trial. A statistically significant (p=.0033), higher percentage of patients had advanced (Stage IV) disease in the CPG 7909 combination arm versus the chemotherapy-alone arm (85% versus 62%, respectively). This larger number of patients with more advanced disease in the CPG 7909 plus chemotherapy study arm might have been expected to translate into a bias against the outcome of CPG 7909 plus chemotherapy arm.

Analysis Populations

Safety analyses were performed on the randomized and treated population that consisted of 112 total patients: 75 in the CPG 7909 plus chemotherapy study arm and 37 in the chemotherapy alone arm. Efficacy analyses were performed on a modified intent-to-treat (mITT) population, which excluded one patient who had Stage I disease (not advanced disease as required by the protocol) in the CPG 7909 plus chemotherapy study arm. This population consisted of 111 total patients: 74 in the CPG 7909 plus chemotherapy study arm and 37 in the chemotherapy alone arm.

Primary Endpoint

The objective response rate, which included all patients who achieved either a complete or partial response at any time in the study, was higher in the CPG 7909 plus chemotherapy study arm than the chemotherapy alone arm: 38% (28 of 74 patients) versus 19% (7 of 37 patients).

CPG 7909 Objective Responses in NSCLC

Modified Intent To Treat Population: 111 Patients(a)

Best Overall Response	Chemotherapy Alone (37 patients)	Chemotherapy + CPG 7909 (74 patients)
Physician Assessment
Complete Responses	2 (5%)	1 (1%)
Partial Responses	5 (14%)	27 (37%)
Stable Disease	16 (43%)	29 (39%)
Progressive Disease	9 (24%)	13 (18%)
Non-evaluable Patients	5 (14%)	4 (5%)
Composite Endpoints
Objective Response(b) (p-value: 0.043)(c)	7 (19%)	28 (38%)

(a)	One patient who was ineligible (did not have advanced disease) was excluded from the efficacy analysis.
(b)	Objective Response is the percentage of patients who achieved a complete or partial response according to RECIST criteria.
(c)	A p-value is an estimate of the probability that an observed difference was due to chance rather than treatment. A p-value less than 0.05, a commonly used cut point for statistical significance in hypothesis testing, indicates that the probability that the observed differences results happened by chance alone was less than 5%.

Survival Endpoints

Secondary endpoints of our Phase II trial of CPG 7909 were overall survival and survival at one year. Data analysis from our Phase II trial of CPG 7909 was conducted in May 2006 and endpoints from this time are shown in the table below. This data will be presented in the final clinical study report.

Overall Survival Time (Modified ITT Population)

May 2006

Parameter	Chemotherapy + CPG 7909 (74 patients)	Chemotherapy Alone (37 patients)
Median Overall Survival Time (Months)(a), (b)	12.3	6.8
95% CI (confidence interval)(c)	8.1 to 16.7	6.0 to 11.3
Survival at One Year (HR: 0.65, p-value: 0.10)	50%	33%
Number of Patients
Deaths	58	29
Survivors	16	8
Hazard Ratio(d)	0.759
95% CI	0.485 to 1.188
p-value(e)	0.228

(a)	Survival time was estimated and analyzed in days. Results in days were converted to months using the conversion factor of 30.4 days per month.
(b)	Median survival time was estimated by the Kaplan-Meier procedure.
(c)	A confidence interval gives an estimated range of values which is likely to include an unknown population parameter, the estimated range being calculated from a given set of sample data. The width of the confidence interval gives us some idea about the certainty of the unknown parameter.
(d)	Hazard ratio was estimated from a Cox proportional hazards model adjusted for treatment.
(e)	A p-value is an estimate of the probability that an observed difference was due to chance rather than treatment. A p-value less than 0.05, a commonly used cut point for statistical significance in hypothesis testing, indicates that the probability that the observed differences results happened by chance alone was less than 5%.

Data from this NSCLC Phase II trial were last presented by Pfizer at the Second Latin American Conference on Lung Cancer (LALCA 2006) in Cancun, Mexico in April 2006.

Safety

In all clinical trials to date, CPG 7909 has been relatively well tolerated. Following the addition of CPG 7909 to taxane and platinum chemotherapy, first-line NSCLC patients in this trial experienced an expected number of chemotherapy and disease-related serious adverse events and hospitalizations. The addition of CPG 7909 given as a 0.2 mg/kg subcutaneous injection on weeks 2 and 3 of the chemotherapy cycles did not complicate the full dose and schedule of chemotherapy administration.

Except for one serious local reaction at the injection site and one case of acute anaphylactic hypersensitivity, the CPG 7909 side effects were as expected, including moderate fever and transient low levels of white cells in the blood. Local injection site reactions, moderate to severe in less than 10% of the patients, were common due to CPG 7909’s pro-inflammatory activity. Most patients had some pain, redness, warmth and tenderness at the injection site. There were a few study withdrawals associated with local injection site reactions. Mild systemic symptoms of fever, headache, fatigue, joint pains and muscle pains were common, typically resembling the flu, and were dose related. In addition, approximately 1-2% of all patients receiving CPG 7909 experienced apparent allergic reactions. While several patients required treatment for such reactions, most reactions lasted only a few minutes and resolved without the need for treatment. Lastly, there have been no apparent cases of drug-related autoimmune disease.

ACTILON™ and Infectious Diseases Program

Infectious diseases are a significant and increasing threat to public health. In 2005 and 2006, we explored the development of ACTILON for the treatment of Hepatitis C virus (HCV) in treatment-experienced patients. In 2007, we suspended our independent development of ACTILON in order to focus our resources on the discovery and development of next generation TLR Therapeutic drug candidates in our preclinical drug pipeline. A synopsis of our clinical development program of ACTILON and our results are provided below.

Summary of Phase I/II Clinical Development of ACTILON

ACTILON is a synthetic oligodeoxynucleotide and a selective TLR9 agonist which strongly activates interferon production by the plasmacytoid dendritic cells and enhances their ability to activate killer T cells against invaders.

Specifically, we believe that ACTILON operates through a dual method of action consisting of both innate and adaptive immune antiviral mechanisms. ACTILON was designed not only to induce the early short-term innate immune effects that temporarily control the virus, but also to trigger adaptive immunity, with a strong killer T cell response, which we believe may provide sustained anti-infective effects. We believe that ACTILON could induce this killer T cell response against HCV more rapidly and more frequently than the response that occurs using other therapies.

As in our oncology program, our aim in our HCV trials was to answer key clinical development questions on drug dose and schedule, both as a monotherapy and as part of combination regimens, in randomized, controlled trials. To date, we have undertaken four randomized, controlled studies with ACTILON, involving over 250 subjects. In 2004 and 2005, we completed two trials to determine the safety, dose tolerability and immunological activity of ACTILON as a monotherapy. In 2005 and 2006, we conducted two proof-of-concept clinical trials of ACTILON in combination with pegylated interferon and ribavirin.

We initiated a Phase Ib clinical trial of ACTILON in combination with pegylated interferon and ribavirin in chronic HCV patients in the third quarter of 2005. This trial was fully enrolled. A summary of the trial follows:

ACTILON Combination Therapy Phase Ib HCV Clinical Trial

Overview	Designed to assess safety, tolerability and antiviral activity of ACTILON in combination with pegylated interferon and ribavirin in patients with chronic HCV, genotype 1.

Design	Adult patients, who relapsed after prior treatment with pegylated interferon and ribavirin, were randomized to receive ACTILON either alone or in combination with pegylated interferon, or with ribavirin, or pegylated interferon plus ribavirin. Patients in a control treatment arm received pegylated interferon plus ribavirin. Patients were treated for 12 weeks. Patients who achieved early viral response (EVR), at least a 2 log reduction in viral ribonucleic acid (RNA) after 12 weeks, were offered the opportunity to continue treatment for an additional 36 weeks.

Administration	Twelve patients were planned for each cohort. ACTILON was administered subcutaneously at a dose of 0.2 mg/kg, once weekly. Pegylated interferon was administered at a dose of 1.5µg/kg once weekly and ribavirin at 800-1400 mg daily.

Safety	ACTILON appeared to be generally well tolerated.

Interim data from this study was presented in October 2006 at the 57th Annual Meeting of the American Association for the Study of Liver Diseases (AASLD) in Boston, Massachusetts. The data showed 7 of 14 patients who received combination therapy of ACTILON with pegylated interferon and ribavirin had undetectable levels of HCV RNA at 24 weeks on therapy. In January 2007, we announced that one patient remained HCV viral negative at one month post-therapy, while a second patient remained HCV viral negative at four months post-therapy. The remaining five patients relapsed and had detectable levels of HCV RNA.

In February 2006, we initiated a Phase II clinical trial of ACTILON in combination with pegylated interferon plus ribavirin in chronic HCV treatment-experienced patients who were previously treated with pegylated interferon plus ribavirin but failed to achieve an EVR, also known as the null responder population. A summary of this trial follows:

ACTILON Combination Therapy Phase II HCV Clinical Trial

Overview	Designed to assess the antiviral activity, safety and tolerability of, and the immunological response to, ACTILON in combination with pegylated interferon and ribavirin in patients with chronic HCV, genotype 1.

Design	Adult patients who failed to achieve an EVR after 12 weeks of prior treatment with pegylated interferon and ribavirin were randomized to receive ACTILON, at one of two doses, in combination with pegylated interferon plus ribavirin. Patients in a control arm received pegylated interferon plus ribavirin. Patients were treated for 12 weeks. Patients who achieved at least a 1.5 log decrease in HCV RNA were permitted to continue treatment for an additional 36 weeks.

Administration	Thirty patients were planned for each cohort. ACTILON was administered subcutaneously at a dose of 0.2 or 0.5 mg/kg, once weekly. Pegylated interferon was administered at a dose of 1.5µg/kg once weekly and ribavirin at 800-1400 mg daily.

Safety	Both dose levels of ACTILON appeared to be generally well tolerated

In November 2006, we reported that, while not all null responder patients enrolled in this study had reached 12 weeks of treatment, no meaningful differences in viral load reduction were observed between any of the treatment arms. However, ACTILON did appear to induce dose-dependent changes in certain biomarkers. The positive safety profile observed in this Phase II trial and the dose-dependent immune responses we observed in clinical trials to date with ACTILON suggested that ACTILON may be effective in the partial responder population. These are patients who were previously treated with pegylated interferon plus ribavirin and achieved a 2 log decrease in serum HCV RNA concentrations by 12 weeks of treatment but did not achieve an undetectable viral load after 24 weeks of treatment. Treatment options for null and partial responders are limited, if available at all. In November 2006, we announced our intention of enrolling partial responders into this trial.

In January 2007, based on interim results from these two trials, we determined that ACTILON’s commercial potential could likely only be fully realized by pursuing clinical development in the treatment-naïve patient population. We believe drug development in the HCV treatment-naïve population is rapidly evolving, complex, and high risk. As a result, we made the strategic decision to suspend our independent investment in ACTILON until we find a partner to share in development costs or until the market opportunity and development path for a second-generation immunomodulatory agent in HCV becomes more clear.

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

Sanofi-aventis began clinical testing with our first compound, AVE7279, in a Phase I clinical trial conducted in Europe. Dosing of volunteers using an aerosol delivery administration of AVE7279 in this clinical trial was generally well tolerated, and sanofi-aventis observed pharmacological biomarker responses that were consistent with the Th1-promoting mechanism of action of the drug candidate.

Upon completion of the Phase I trial with AVE7279 and based on results from this clinical trial, sanofi-aventis filed an Investigational New Drug (IND) application with the FDA with our second compound, AVE0675. The IND was filed to move forward with a Phase I clinical trial evaluating AVE0675 in patients with asthma.

In June, 2005, the IND for AVE0675 was placed on a clinical hold by the FDA prior to commencing enrollment pending the submission by sanofi-aventis of additional preclinical data relating to the IND for this product candidate. In January 2007, we were informed by sanofi-aventis that the clinical hold has been removed and that the FDA has cleared the Phase I clinical trial to proceed.

VaxImmune Vaccine Adjuvant Program

VaxImmune, a vaccine adjuvant, was designed to boost the body’s immune response to vaccines with a goal of improving the performance and efficacy of existing and future vaccines for various indications, including cancer and infectious diseases. Our experimental vaccine adjuvant, VaxImmune, is being tested by our collaborators for use with their vaccines.

VaxImmune consists of the same DNA-like compound as CPG 7909. When used as a vaccine adjuvant, VaxImmune is co-formulated with an antigen. In addition, the VaxImmune dose level is considerably lower and the administration schedule less frequent than CPG 7909.

We have capitalized on the broad applicability of our TLR9 agonist technology by licensing our adjuvant technology, either on a co-exclusive or non-exclusive basis, to commercial, non-commercial and not-for-profit vaccine developers, for use solely as a vaccine adjuvant. Through these license agreements, VaxImmune is being developed by the United States government, and by multiple other companies, as a vaccine adjuvant in infectious diseases, cancer vaccines and other disease areas including a cholesteryl ester transfer protein (CETP) vaccine candidate for cholesterol management and a vaccine candidate for anthrax. Through this licensing approach, we have generated approximately $21.5 million in cash proceeds that we have invested in developing CPG 7909 and ACTILON.

Currently, the most advanced clinical program that includes VaxImmune is a Phase II clinical trial sponsored by GlaxoSmithKline for a therapeutic cancer vaccine. Other than the rights in the cancer field granted to GlaxoSmithKline, we have granted an exclusive license to Pfizer to develop and use VaxImmune in cancer vaccines.

Research Programs

In addition to our pipeline of clinical stage product candidates, we also have the following preclinical stage programs:

Target	Drug Candidates	Funding	Commercialization Rights
Autoimmune disorders .	TLR7,8,9 antagonists	Coley	Coley
Cancer and infectious disease (RNA-based compounds) .	TLR7,8 agonists	Coley	Coley
Inhaled pathogens (including bio-terror agents) and upper respiratory infections .	TLR9 agonists	NIAID(1)	Coley
Bio-terror vaccine adjuvants	TLR7,8,9 agonists	NIAID	Coley

(1)	National Institute of Allergy and Infectious Diseases

Our research spans the development of drug candidates that agonize or antagonize TLRs. All of our clinical product candidates to date are synthetic agonists for TLR9. Our scientists have produced several different classes of TLR9 agonists by combining CpG motifs in different structures that we believe stimulate TLR9 in different ways, leading to distinct immune effects. By slightly altering the structure of our molecules, we have designed them to have different levels of stability in the body, which allows us a certain amount of control over where in the body the molecules go, and their stability after administration to patients. We believe that our understanding of the biology of TLR9 agonists makes it possible for us to design different molecules for treating different diseases.

We are developing preclinical drug candidates that antagonize, or block, TLRs 7, 8 and 9. Recent discoveries made by our scientists and our collaborators have shown that these receptors may be involved in many of the manifestations of autoimmune disorders, including systemic lupus erythematosus (SLE) and rheumatoid arthritis (RA).

Other recent discoveries made by our scientists and some of our collaborators have revealed that certain RNA molecules are agonists for TLR7 and TLR8, which are related to TLR9. RNA differs from DNA only by the presence or absence of an oxygen atom in the sugar of the nucleic acid. Therefore, much of our knowledge and experience in working to stimulate TLR9 may be applied to our development of new RNA-like drugs to stimulate TLR7 or TLR8. TLR7 activation seems to trigger many of the same effects as are seen with our TLR9 agonists, but TLR8 activation causes a very different pattern of immune activation. We believe that synthetic RNA molecules designed to stimulate TLR7 or TLR8 could become useful drugs for treating infectious and other diseases, and we intend to conduct further research in this area.

Commercial Collaborations and United States Government Grants and Contracts

We have entered into collaboration agreements to supplement our own resources in the development and commercialization of our product candidates, contribute to and capitalize on applications outside of our primary therapeutic focus, and to fund the continued development of our technology. Through December 31, 2006, we have received approximately $115.4 million in proceeds from our commercial collaborations and United States government contracts, and we may receive payments of up to an additional $838.0 million.

The following is a summary of our current collaborations:

Commercial

Pfizer Collaboration

In March 2005, we entered into a series of agreements with Pfizer under which we have granted Pfizer development and worldwide marketing rights to CPG 7909, now called PF-3512676. Under the license agreement, we have received a $50.0 million upfront license fee, and may receive up to $455.0 million in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, as well as royalties on any future product sales. Pfizer also purchased $10.0 million of our common stock in a private placement concurrent with our initial public offering. To date, we have received a total of $65.3 million from Pfizer, including $10.0 million in equity investment.

A primary focus of the agreements with Pfizer is the development and commercialization of PF-3512676 for the treatment, control and prevention of multiple cancers, including first-line treatment of advanced NSCLC and treatment of breast cancer. Pfizer will fund all future development of PF-3512676 including Phase III clinical trials for the first-line treatment of NSCLC, breast cancer and other cancer indications. Pfizer has initiated two pivotal international Phase III clinical trials of PF-3512676 in first-line NSCLC patients. Pfizer has also initiated three randomized Phase II clinical trials with PF-3512676 in combination with various targeted anti-cancer agents in first- and second-line NSCLC. Pfizer also initiated a Phase I clinical trial with PF-3512676 in chemotherapy-naïve patients in Japan.

Under the terms of the license agreement, the license extends until the later to occur of the expiration of the last of the licensed patents which covers the sale of CPG 7909 or any next generation TLR9 agonist licensed by us to Pfizer and the emergence of generic competition for such products, in each case, as determined on a country-by-country basis. Currently, the latest to expire of our patents covering CPG 7909 is scheduled to expire in 2014. We have patent applications pending which, if issued, may provide patent protection for CPG 7909 through 2017.

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

Under our license agreements with Pfizer, we had the option to participate in the Phase III development and commercialization of PF-3512676 to treat CTCL. In 2005, we informed Pfizer of our intention not to exercise this option. Although we continue to see promising anti-cancer activity in CTCL, we made a strategic decision to focus our resources on the development of our TLR Therapeutics candidates.

Pursuant to a separate screening agreement, Pfizer will provide us with funding for the discovery and development of next-generation TLR9 agonists for cancer, which, if successful, would be licensed to Pfizer and could result in additional milestone payments and additional royalties to us. To date, we have received approximately $2.4 million from this screening agreement. We anticipate receiving approximately $1.7 million in additional funding from this agreement.

sanofi-aventis Collaboration

We have granted sanofi-aventis a worldwide, exclusive license to certain of our TLR Therapeutics for the treatment of asthma, allergic rhinitis and chronic obstructive pulmonary disease. We are entitled to receive up to an aggregate of approximately $256.1 million in payments upon the achievement of certain regulatory and commercial milestones by sanofi-aventis, as well as royalties based on net product sales from the selected TLR Therapeutic product candidates that we designed specifically for them. To date, we have received $14.3 million in payments from sanofi-aventis under this agreement.

This collaboration included a drug discovery program to screen and evaluate TLR Therapeutic product candidates for the indications noted above. In 2003, we completed our efforts, begun in 2001, under the drug discovery program, and sanofi-aventis has selected two candidates from this program for clinical development. Sanofi-aventis completed a Phase I study AVE7275 in 2004. On June 17, 2005, a planned Phase I clinical trial of AVE0675 was placed on a clinical hold by the FDA prior to commencing enrollment pending the submission by our collaborator, sanofi-aventis, of additional preclinical data relating to the IND for this product candidate. The clinical hold was resolved in January 2007 and sanofi-aventis has been cleared to commence a Phase I clinical trial.

Sanofi-aventis may terminate the collaboration relationship upon 120 days written notice to us due to material, scientific, regulatory, legal, medical or commercial considerations that make it commercially unreasonable for sanofi-aventis to develop or commercialize the products. In addition, sanofi-aventis may terminate the collaboration relationship without cause upon 180 days written notice to us; however, sanofi-aventis is required to pay any milestone payments that occur within such 180-day period. Either of us may terminate the collaboration relationship under customary terms included in the agreement, including if the other party commits an uncured material default, as defined in the license agreement, or if the other party is unable to obtain a necessary third-party license on commercially reasonable terms.

This license extends until the later to occur of the expiration of the last of the licensed patents which covers the sale of the TLR Therapeutics licensed by us to sanofi-aventis (currently 2023) or ten years after the first commercial sale of a product covered by such patent rights.

Other Commercial Collaborations

Our other collaboration agreements include the following:

GlaxoSmithKline. Pursuant to two agreements, we have licensed the use of TLR9 agonists to GlaxoSmithKline to be used in the fields of certain cancer and infectious diseases vaccines.

In 2006, we amended the infectious diseases license agreement with GlaxoSmithKline. As a result of this amendment, certain co-exclusive licenses in the original agreement for the use of VaxImmune with select infectious disease antigens have been converted to non-exclusive licenses. As part of this conversion, there was an adjustment to the terms of the agreement relating to milestones and royalties, including a $17.4 million reduction in the potential regulatory and development milestones to be earned by us under the original $79.3 million infectious diseases agreement. This amendment to the infectious diseases portion of the license agreement enables us to enter into additional non-exclusive licenses with other vaccine developers for the use of VaxImmune in infectious diseases vaccines. The amendment to the agreement does not impact the cancer license agreement. GlaxoSmithKline has a non-exclusive agreement to develop and commercialize vaccines for three cancer indications.

Under the terms of our agreements with GlaxoSmithKline, we are entitled to receive up to approximately $44.0 million for cancer vaccines representing upfront and various option payments, development and regulatory milestones, as well as royalties based on any future product sales.

We have received payments from GlaxoSmithKline aggregating $19.5 million ($11.5 million for infectious diseases vaccines and $8.0 million for cancer vaccines) related to upfront license fees, option fees and patent milestones. GlaxoSmithKline has initiated four clinical studies combining TLR9 agonists with their vaccines. These trials consist of two clinical trials in breast cancer, as well as Phase I clinical trials in prostate and lung cancer.

GlaxoSmithKline may terminate the collaboration relationship without cause upon 90 days written notice to us and upon payment of all accrued research and development funding and milestones. Either of us may terminate the collaboration relationship under customary terms included in the agreement, including if the other party commits an uncured material default, as defined in the license agreements.

The cancer vaccine license agreement extends until December 2021. The infectious disease vaccine license agreement extends until December 2018.

Novartis Vaccines. We have a non-exclusive worldwide license agreement with Novartis Vaccines to incorporate VaxImmune into multiple prophylactic vaccine candidates for use in multiple infectious diseases fields. The agreement provides for potential payments of up to $13.0 million upon achievement of development and regulatory milestones and royalties from sales of vaccine products developed. To date, we have received $1.6 million in payments from Novartis Vaccines under this agreement. Either of us may terminate the collaboration relationship upon customary terms included in the agreement, including upon an uncured material default by the other party, as defined in the license agreement. This license extends until 2017.

In 2006, we expanded our relationship with Novartis Vaccines and signed a second agreement for VaxImmune. In exchange for an option for a worldwide license to include VaxImmune in Novartis’ vaccines in one additional disease area, we received an upfront option fee of $250,000 in February 2007, and could potentially receive an option exercise fee and development and regulatory milestones of up to approximately $22.4 million, as well as royalties from any sales of products containing VaxImmune. The option expires February 1, 2008.

Merial. We originally granted Qiagen, our corporate co-founder and a shareholder, a worldwide exclusive license to certain development and commercialization rights in the field of veterinary products. In 2003, this agreement was amended and assigned by Qiagen to Merial Limited, which is a joint venture between Merck & Co. and sanofi-aventis. Under the terms of the license agreement, Merial is required to pay us royalty payments on product sales and a milestone payment upon Merial’s first regulatory approval of a licensed product in the United States. Merial may terminate the collaboration relationship without cause upon 90 days written notice to us and upon termination, any royalty payments due to us become immediately payable. Either of us may terminate the collaboration relationship upon customary terms included in the agreement, including upon an uncured material default by the other party, as defined in the license agreement.

To date, we have received $250,000 in payments from Qiagen. We are entitled to receive up to $100,000 in milestone payments upon the first commercial sale of the first four products covered by the patents licensed by us to Qiagen. We are also entitled to receive a royalty on sales of products covered by such patents and, if Qiagen grants a sublicense to these patent rights, a royalty on sublicensing revenue received by Qiagen. The Qiagen license extends until 2023.

AVANT Immunotherapeutics, Inc. We granted a worldwide license to AVANT Immunotherapeutics in 2006 for the use of VaxImmune in combination with AVANT’s cholesteryl ester transfer protein (CETP) vaccine candidate for cholesterol management. AVANT is responsible for all activities associated with development and commercialization of vaccines under this agreement. We received an upfront payment of $100,000 and will receive payments upon AVANT’s achievement of various development and regulatory milestones as well as royalties on any sales of commercialized vaccines that contain VaxImmune.

Government Contracts and Grants

We have a $6.3 million grant from the National Institute of Allergy and Infectious Diseases, or NIAID, to perform research and preclinical development in the area of pulmonary innate immune activation for bio-terror defense. We have received $5.9 million to date under this grant. This grant was extended for one year, through February 2007. We have applied for an additional one-year extension to this grant through February 2008.

In 2004, we were awarded a $16.9 million, five-year contract by NIAID to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bio-terror agents. We have received $6.5 million to date under this contract.

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

We were not required to make any upfront payments to OHRI with respect to the license agreement, although we did make a stock grant of 8,734 shares of common stock to OHRI and OHRI personnel when the license was amended in 2001. We have made payments of $434,000 to OHRI, excluding $150,000 related to the $50.0 million received from Pfizer as an upfront license fee payment. Our potential royalties payable to OHRI on sublicenses we have made to Pfizer, sanofi-aventis, GlaxoSmithKline, Novartis Vaccines, AVANT Immunotherapeutics and Merial total $17.9 million related to potential milestone payments under these sublicenses, excluding royalties on future product sales.

We have an exclusive worldwide license agreement with the University of Iowa Research Foundation, or UIRF, to develop and commercialize products covered by certain patented technology of UIRF, including CPG 7909, ACTILON, AVE7279 and AVE0675. This technology was developed by our Chief Scientific Officer and scientific co-founder, among other collaborators, while he was at the University of Iowa. We are obligated to pay UIRF royalty payments on net sales of our products incorporating the licensed technology. We have the right to grant sublicenses to third parties and are required to pay UIRF a royalty on any sublicense proceeds. The term of this license agreement extends until the expiration of the last of the licensed patents which covers the sale of a product (currently 2018). UIRF may terminate the license agreement if we are bankrupt or for an uncured material breach of the agreement.

Our license agreement requires us to pay annual license maintenance fees of $150,000 through the date of the last licensed patent to expire. As a result of pending patents, we are currently unable to determine the length of this period. As of December 31, 2006, we have made payments to UIRF of $13.4 million.

Our potential royalties payable to UIRF on sublicenses we have made to Pfizer, sanofi-aventis, GlaxoSmithKline, Novartis Vaccines, AVANT Immunotherapeutics and Merial total $109.0 million related to potential milestone payments under these sublicenses, excluding royalties on future product sales.

We expect to continue to establish new collaborations and in-licenses in order to develop products in indications that are both within and outside of our current therapeutic focus. We believe these relationships will provide us with the ability to capitalize on diseases and markets that may represent significant commercial opportunities without the extensive time and costs associated with developing products that require access to additional technologies.

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

As of the date of this annual report, our patent estate, on a worldwide basis, includes 150 issued patents and approximately 453 pending patent applications, with claims covering all of our current clinical stage product candidates. Of the 150 issued patents, 16 are issued in the United States, one in Japan, six in Germany and 127 in countries outside of the United States, Germany and Japan. Three of the issued United States patents, expiring in 2014, relate to CPG 7909 and have claims covering the use of certain oligonucleotides for treating cancer. We also have pending United States applications relating to CPG 7909 which, if issued as patents, would be expected to expire between 2014 and 2017. These applications include claims covering the specific sequence of CPG 7909 and its use to treat cancer.

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

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued in the United States are effective for:

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

Competition

Our major competitors are pharmaceutical and biotechnology companies, both in the United States and abroad, that are actively engaged in the discovery and development of products that could compete directly with our TLR Therapeutic product candidates in the fields of cancer, asthma and allergy, and vaccine adjuvants. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that are likely to become available in the future.

Some competitors, including Dynavax Technologies Corporation, Idera Pharmaceuticals, Inc., Intercell AG, and Cytos Biotechnology AG, are pursuing the development of novel drug therapies that are agonists or antagonists, which target, among other things, TLR9. We are also aware of other companies that are conducting clinical trials in possible therapeutic applications for compounds that interact with TLR7, such as Anadys Pharmaceuticals, Inc.

There are hundreds of cancer products in the pipeline of numerous pharmaceutical and biotechnology companies, and it is likely that other competitors will emerge. Products that treat lung cancer are currently marketed or in development by Genentech, Inc., Bristol-Myers Squibb Company, sanofi-aventis, AstraZeneca Pharmaceuticals LP, Hoffmann-La Roche, Inc. and OSI Pharmaceuticals, Inc.

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

United States Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug will vary depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the New Drug Application, or NDA, route for approval, a new biologic will follow the Biologics License Application, or BLA, route for approval, and a drug that claims to be the same as an already approved drug may be able to follow the Abbreviated New Drug Approval, or ANDA, route for approval.

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

The steps required before a drug or biologic may be marketed in the United States include:

•	completion of preclinical laboratory tests, animal studies and formulation studies under applicable FDA regulations;

•	submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled clinical trials consistent with good clinical practice to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of an NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP; and

•	FDA review and approval of the NDA or BLA.

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

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each clinical protocol must be submitted to the FDA as part of the IND.

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

Phase III clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase I, Phase II and Phase III trials may not be completed successfully within any specified period, if at all. Furthermore, the FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical trials, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. During the IND period and prior to the submission of an NDA, an applicant may seek a Special Protocol Assessment or SPA, which is an agreement between an applicant and the FDA on the design and size of clinical trials that is intended to form the basis of an NDA.

Before approving an application, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will identify the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Priority Review

The FDA has established priority and standard review classifications for original NDAs and efficacy supplements. Priority review applies to the time frame for FDA review of completed marketing applications and is separate from and independent of other accelerated or priority review procedures, such as the FDA’s fast track and accelerated approval mechanisms. The classification system, which does not preclude the FDA from doing work on other projects, provides a way of prioritizing NDAs upon receipt and throughout the FDA application review process.

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

In addition, holders of an approved NDA or BLA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess continued compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

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

Employees

As of December 31, 2006 we had 150 full-time employees, 34 of whom are Ph.D.s, M.D.s or both. As part of our decision to suspend our independent development of ACTILON, we will reduce our workforce, predominately clinical development staff, by approximately 22 percent, or 32 employees over the first two quarters of 2007, and we are pursuing an outsourced clinical development model. As of February 28, 2007, we had 130 full-time employees.

Our management believes that relations with our employees are good. None of our employees is represented under a collective bargaining agreement.

Insurance

We have liability insurance for our clinical trials. We intend to expand our insurance coverage to include the sale of additional commercial products if marketing approval is obtained for any of our drug candidates. Insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against product liabilities.

Our Internet address is www.coleypharma.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

Statements in this Annual Report under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not historical fact constitute “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.

We do not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risks Related to Our Business and Strategy

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We have incurred $217.8 million in cumulative net losses from our inception in 1997, and we expect losses to continue for the next several years. Our net loss for the fiscal year ended December 31, 2006 was $29.8 million, and for the fiscal year ended December 31, 2005 was $38.1 million. To date, we have only recognized revenues through payments for funded research and development and license or collaboration fees and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to continue to have significant operating expenses over the next several years as we advance our TLR

Therapeutic product candidates into clinical trials, expand our research and development activities, seek to in-license or acquire relevant technologies or assets, and seek regulatory approvals and engage in commercialization activities in anticipation of potential United States Food and Drug Administration, or FDA, approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

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

We will require substantial funds to conduct development, including preclinical testing and clinical trials of our product candidates. We currently believe that our available cash, cash equivalents and marketable securities, expected milestone payments and reimbursements from Pfizer and other collaborators under our collaboration agreements, and interest income will be sufficient to fund our anticipated levels of operations for approximately the next three years. However, our future capital requirements will depend on many factors, including:

•	the scope, progress, expansion, costs and results of our research and development programs and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	our ability to establish and maintain collaborative and licensing arrangements and obtain milestone, license, royalty and other payments from third parties;

•	the emergence of competing technologies and other adverse market developments;

•

the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation or interference costs and liabilities, licensing or acquiring additional intellectual property rights; and

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

We have invested a significant portion of our time and financial resources since our inception in the development of TLR Therapeutics, including PF-3512676 for the potential treatment of cancer. We anticipate that in the near term our ability to generate revenues will depend primarily on the successful development and commercialization of PF-3512676 for cancer by Pfizer pursuant to our collaboration. The commercial success of PF-3512676 will depend on several factors, including the following:

•	our ability to work effectively with Pfizer under our collaboration during their development of PF-3512676 for cancer;

•	successful completion of Phase III clinical trials in NSCLC and Phase II clinical trials in other cancer indications;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	if approved, the successful commercial launch of PF-3512676 by Pfizer;

•	producing batches of the active pharmaceutical ingredient used in PF-3512676 in commercial quantities through a validated process; and

•	acceptance of PF-3512676 or competitive products in the medical community and with third-party payors.

If Pfizer is not successful in developing or commercializing PF-3512676, or is significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

The success of PF-3512676 depends heavily on our collaboration with Pfizer. If Pfizer is unable to further develop or commercialize PF-3512676, or experiences significant delays in doing so, our business will be materially harmed.

In March 2005, we entered into a series of agreements with Pfizer, having as its main focus the development and commercialization of PF-3512676 for the prevention and treatment of cancers. We cannot predict the success of the collaboration. The collaboration involves a complex allocation of responsibilities, costs and benefits, provides for milestone payments to us upon the achievement of specified clinical and regulatory milestones and also provides us with royalty-based revenue if PF-3512676 or another product candidate is successfully commercialized. Pfizer is responsible for conducting and funding all future development and regulatory approval activities for PF-3512676 in cancers. Pfizer has significant control over the conduct and timing of development efforts with respect to PF-3512676. Although we have had discussions with Pfizer regarding their current plans and intentions with regard to the clinical development of PF-3512676, we cannot provide any assurance that Pfizer will not revise its plans for PF-3512676. Pfizer’s failure to devote sufficient financial and other resources to the development plan may delay the clinical development of PF-3512676, which could lead to the delay in payment of clinical and regulatory milestones under our agreements with Pfizer and may delay eventual commercialization of PF-3512676 and any royalties we could receive on commercial sales.

Communication and coordination of our activities with Pfizer are governed by a development committee with responsibility over development, regulatory and manufacturing matters. There is also a post-development committee that coordinates post-approval matters. However, ultimate decision-making authority in each of these committees is vested in Pfizer. With respect to commercialization, Pfizer will commercialize PF-3512676, if approved, pursuant to an exclusive license and pay us a royalty on net sales. Pfizer may terminate the collaboration relationship without cause upon not less than 120 days’ prior written notice. Either party may terminate the collaboration pursuant to an uncured material default, as defined in the license agreement. Any loss of Pfizer as a collaborator in the development or commercialization of PF-3512676, dispute over the terms of, or decisions regarding, the collaboration or other adverse developments in our relationship with Pfizer may materially harm our business and might accelerate our need for additional capital.

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

Pfizer has initiated two pivotal Phase III clinical trials of PF-3512676 in advanced first-line NSCLC patients under the Special Protocol Assessment, or SPA, procedure of the U.S. Food and Drug Administration. An SPA is an agreement between an applicant and the FDA on the design and the size of clinical trials that is intended to form the basis of a New Drug Application. An applicant may decide, or the FDA may require the applicant, to modify the proposed protocol by changing the proposed primary endpoint, the size of the study or otherwise, which may result in a delay in the initiation or completion of the clinical trials that are the subject of the SPA. These changes could result from a change in the standard of care for the proposed indication or other aspects of the protocol for the proposed clinical trials. Any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implementation of such a change and continuation or completion of the clinical trial.

Our TLR Therapeutic product candidates in current development are, and in the future may continue to be, based on new technologies that have not been formally reviewed or accepted by the FDA or other regulatory authorities and the FDA has not yet established any definitive practices or guidelines regarding the approval of these drugs. Our TLR Therapeutic product candidates, particularly PF-3512676 for NSCLC, are subject to competition from other therapies under development that may make the pathway for regulatory approval more difficult, or may delay the enrollment in or initiation of the Phase III clinical trials of PF-3512676 in NSCLC. Although any TLR Therapeutic product candidates we develop may be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. In addition, since some of our product candidates are being studied for clinical use in combination with other drugs, the FDA could decide that additional requirements will apply before granting necessary marketing approvals. The lack of definitive policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our collaborators may submit. Moreover, the FDA may respond to these submissions by imposing requirements that we or our collaborators may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates and related delays in revenue from regulatory milestones or commercialization.

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

If we do not receive regulatory approval for our TLR Therapeutic product candidates in a timely manner, we will not be able to commercialize our products, and as a result, our business and stock price will suffer. Even if we or our collaborators receive regulatory approval for any TLR Therapeutic product candidates, the FDA or foreign regulatory agencies may impose limitations on the uses for which our products may be marketed. These limitations could reduce the size of the potential market for that product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Failure to comply with applicable FDA and other regulatory requirements, both in the United States and other countries, can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew our marketing applications and criminal prosecution.

Our TLR Therapeutic product candidates are at an early stage of product development, and our success depends on the further development and clinical trials of our product candidates. Failure to prove our products safe and effective in clinical trials could require us to discontinue operations.

Our TLR Therapeutic product candidates are in the early stages of development, and significant additional research and development, financial resources and additional personnel will be required to develop any of our TLR Therapeutic product candidates into commercially viable products and to obtain regulatory approval. Currently, only one of our product candidates under development, PF-3512676, has completed Phase II clinical trials.

In order for PF-3512676 to be approved by the FDA, Pfizer will be required to demonstrate in a much larger scale Phase III clinical trial and to a statistically significant degree that PF-3512676 prolongs survival of patients with NSCLC when used as a first-line treatment in conjunction with the current standard of care. We cannot assure you that such results will be achieved.

We may fail to successfully develop and commercialize our other TLR Therapeutic product candidates if they:

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

Only three of our product candidates, PF-3512676, VaxImmune, and AVE0675, are currently in or are planned to enter clinical trials and we may be unable to advance additional product candidates into clinical trials. Even if we do successfully enter into clinical trials with additional product candidates, the results from preclinical testing of a product candidate may not be predictive of the results that will be obtained in clinical trials. In addition, positive results demonstrated in preclinical studies and early clinical trials that we complete may not be indicative of results to be obtained in later clinical trials. For example, we recently suspended the development of ACTILON based on preliminary results obtained from a Phase Ib clinical trial and a Phase II clinical trial of this product candidate. Clinical trials usually take several years to complete, and failure can occur at any stage of testing.

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

Any new technologies or product candidates which we license or acquire will likely be at an early stage of product development, and our success depends on the further development and clinical trials of those product candidates.

Any new technologies or product candidates which we license or acquire will likely be at an early stage of product development, and our success depends on the further development and clinical trials of those product candidates. Significant additional research and development, financial resources and additional personnel will be required to develop any such product candidates into commercially viable products and to obtain regulatory approval. If the patents, trade secrets and contractual provisions that we rely on to protect the new technologies or product candidates is inadequate, our ability to successfully commercialize the new technologies or product candidates will be harmed and we may not be able to operate our business profitably.

We may fail to successfully develop and commercialize new technologies or product candidates if they:

•	are found to be unsafe or ineffective in clinical trials;

•	do not receive necessary approval from the FDA or foreign regulatory agencies;

•	fail to conform to a changing standard of care for the diseases they seek to treat; or

•	are less effective or more expensive than current or alternative treatment methods.

Failure to successfully develop and commercialize new technologies or product candidates may have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations.

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

We rely on third parties such as contract laboratories and clinical research organizations to conduct, supervise or monitor, some or all aspects of the preclinical studies and clinical trials for our product candidates, and we have limited ability to control any aspects of their activities. In the future, following our decision to suspend internal clinical development of ACTILON and to pursue an outsourced clinical development model, our reliance on third parties will increase. In addition, under our collaboration with Pfizer for PF-3512676, Pfizer has complete responsibility for the conduct of clinical trials of PF-3512676 in cancer. Accordingly, we have less control over the timing and other aspects of these preclinical studies and clinical trials than if we conducted them on our own. Third-party contractors may not complete activities on schedule, or may not conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our trial design. The failure of these third parties to perform their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

Funding of government contracts and grants beyond the U.S. government’s current fiscal year is subject to Congressional appropriations. In addition, the overhead rates used in these contracts are considered provisional and are subject to an annual review and audit. If the U.S. government fails to adequately fund its contracts and grants with us, our research, clinical development or commercialization efforts related to that contract could be delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of the U.S. government.

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

Our success depends heavily on the retention of the principal members of our scientific and management personnel. Robert L. Bratzler, Ph.D., our President and Chief Executive Officer, is critical to our ability to execute our overall business strategy. Dr. Arthur M. Krieg, our Chief Scientific Officer and scientific co-founder, has significant and unique expertise in immune system stimulation and regulation using oligonucleotides and related technologies. We currently have key person life insurance on the lives of Drs. Bratzler and Krieg, and we have an employment agreement in place with Dr. Bratzler. Additionally, we employ several other scientific personnel who we consider important to the successful development of our technology. Any of them could terminate his or her relationship with us at any time and, subject to any confidentiality and non-competition agreement with us, work for one of our competitors. Our future growth and success depends on our ability to recruit and retain qualified scientific and technical personnel. Although we have been successful in recruiting key personnel in the past, we face intense competition from other companies, universities and research institutions for qualified personnel in our field, which may significantly increase the costs of recruiting and maintaining such personnel. If we are unable to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to commercialize a product candidate, sustain our operations or achieve our business objectives.

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

Our patent estate includes, on a worldwide basis, 16 patents issued in the United States, 134 patents issued in the rest of the world and more than 453 pending patent applications. However, our patents may not protect us against our competitors. The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our patents can be challenged in litigation. Such litigation can involve substantial costs and distraction. If the outcome of such litigation is adverse to us, third parties may be able to use our patented inventions and compete directly with us, without payment to us. Third parties may also be able to circumvent our patents by design innovations. We may not receive any additional patents based on the applications currently pending.

On July 17, 2006, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of an interference action initiated by Dynavax Technologies Corporation in December 2003. The United States Patent and Trademark Office’s Board of Patent Appeals and Interferences dismissed the interference in March 2005. The interference challenged a claim issued to us in 2001 which covers the use of immunomodulatory CpG sequences in combination with allergens to treat allergies. Dynavax filed an appeal requesting a rehearing en banc by the United States Court of Appeals for the Federal Circuit in September 2006. The United States Court of Appeals for the Federal Circuit denied the appeal on October 16, 2006. Dynavax’s final route of appeal would be to request the United States Supreme Court to hear the case. The final appeal period for Dynavax on this decision expired in January 2007.

On January 8, 2007 we were notified that an interference has been declared by the United States Patent and Trademark’s Board of Patent Appeals and Interferences involving US Patent 6,498,148 assigned to The Regents of the University of California and a pending patent application assigned to the University of Iowa Research

Foundation. The University of California patent is licensed to Dynavax. The University of Iowa application is licensed to us. The claims in the interference cover the use of CpG sequences to treat asthma. The interference has been set up to determine whether the University of California inventor or the University of Iowa inventors were the first to invent this technology. In its Declaration of Interference, the USPTO identified Dr. Krieg, our Chief Scientific Officer, and his co-inventors as the senior party.

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

The pharmaceutical and biotechnology industry is highly competitive. Pharmaceutical and biotechnology companies are under increasing pressure to develop new products, particularly in view of lengthy product development and regulatory timelines, expiration of patent protection and recent setbacks experienced by several products previously approved for marketing. We compete with many companies that are developing therapies to stimulate or suppress the immune system, including molecule-based products directed at cancer, infectious diseases, asthma and allergies. Several of these companies are developing products with technologies that are similar to ours. In particular, we are aware of some competitors, including Dynavax Technologies Corporation, Idera Pharmaceuticals, Inc., Intercell AG, and Cytos Biotechnology AG, that are pursuing the development of novel drug therapies that are agonists of, or that target, among other things, TLR9. We also face competition in the field of immunotherapy from academic institutions and governmental agencies. Many of our competitors may have greater financial and human resources or more experience in research and development than we have, or both, and they may have established sales, marketing and distribution capabilities. If we or our collaborators receive regulatory approvals for our TLR Therapeutic product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including:

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

Risks Related to Our Common Stock

Our stock price is volatile and our common stock is thinly traded, and as a result purchasers of our stock could incur substantial losses due to reasons that may be beyond our control.

The market prices for securities of companies in our industry have been highly volatile, and the market has experienced significant price and volume fluctuations. The market price of our common stock may continue to fluctuate for a number of reasons, many of which are beyond our control including:

•	announcements regarding our product development programs and clinical trials or the progress of our collaborations, including in particular our license agreement with Pfizer for PF-3512676;

•	actual or anticipated variations in our quarterly operating results;

•	announcements regarding patent litigation or the issuance of patents to us or our competitors;

•	regulatory developments regarding us or our competitors;

•	announcements of studies or reports relating to the effectiveness or safety of our products or those of our competitors;

•	developments with our collaborators;

•	new products or services introduced or announced by us or our competitors;

•	changes in the structure of health care payment systems, including developments in price control legislation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel or members of our board of directors;

•	sales of substantial amounts of our stock by existing stockholders, including officers or directors pursuant to Rule 10b5-1 plans;

•	changes in estimates of our financial results or recommendations by securities analysts; and

•	general economic, industry and market conditions.

If any of these factors causes an adverse effect on our business, results or operations or financial condition, the price of our common stock could decline.

In particular, any developments in our relationship with Pfizer, whether positive or negative, are likely to have a very significant effect on our stock price. Pfizer controls the clinical development of PF-3512676 under our license agreement. Accordingly, developments with respect to the license agreement and PF-3512676 are largely outside of our control. As a result, we have little or no control over developments in this regard that could significantly affect our stock price and the value of your investment in us.

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

Our venture capital fund-affiliated stockholders hold a substantial number of shares, which they are able to sell in the public market. If we or our stockholders sell significant amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 52% of our outstanding common stock. The interests of one or more of these stockholders may conflict with the interests of the other holders of our common stock. These persons, acting together, will be able to exercise significant influence over all matters requiring Shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This prospectus contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this prospectus, and they may also be made a part of this prospectus by reference to other documents filed with the Securities and Exchange Commission, which is known as “incorporation by reference.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

•	anticipated results of financing activities;

•	anticipated agreements with marketing partners;

•	anticipated clinical trial timelines or results;

•	anticipated research and product development results;

•	projected regulatory timelines;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

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

•

23,900 square feet of office and laboratory space in Düsseldorf, Germany under a lease expiring in July 2010 and with annual lease payments of €333,600 plus an advance payment for ancillary costs of approximately €93,400; and

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock began trading on The Nasdaq Global Market on August 10, 2005 under the symbol “COLY.” The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by Nasdaq, since the Common Stock commenced public trading:

	Common Stock
	High	Low
2005:
Third Quarter	$18.88	$15.75
Fourth Quarter	$18.98	$14.00
2006:
First Quarter	$16.57	$14.01
Second Quarter	$15.99	$10.59
Third Quarter	$11.54	$9.99
Fourth Quarter	$13.46	$9.69

Stockholders

As of February 27, 2007, there were approximately 149 stockholders of record of the 26,401,017 outstanding shares of Common Stock.

Dividends

The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Unregistered Sales of Securities

On January 27, 2006, First Bio Venture Capital Corporation exercised a warrant for 10,644 shares of common stock at an exercise price of $5.64 per share. As a result of this cashless exercise, we issued 6,834 shares of common stock. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

On January 27, 2006, BioWorld Venture Capital Corporation exercised a warrant for 10,644 shares of common stock at an exercise price of $5.64 per share. As a result of this cashless exercise, we issued 6,834 shares of common stock. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

On March 8, 2006, Wade Saunders exercised a warrant to purchase 318 shares of common stock at an exercise price of $5.64 per share. The exercise price was paid in cash for aggregate consideration of $1,793.00. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

On March 17, 2006, David Schwartz exercised a warrant for 1,272 shares of common stock at an exercise price of $5.64 per share. As a result of this cashless exercise, we issued 812 shares of common stock. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

On December 15, 2006, Dr. Heinrich Schulte exercised a warrant for 10,644 shares of common stock at an exercise price of $5.64 per share. As a result of this cashless exercise, we issued 5,204 shares of common stock. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the year ended December 31, 2006.

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

In the final prospectus of our initial public offering, we noted under the caption “Use of Proceeds” that we would devote a substantial amount of the proceeds of that offering to fund the clinical development of ACTILON. As discussed elsewhere in this Form 10-K, in the first quarter of 2007 we decided to suspend our independent development of ACTILON. Accordingly, remaining proceeds from the offering will be invested in other programs.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2006. The selected financial data for each of the five years in the period ended December 31, 2006 have been derived from the audited consolidated financial statements of the Company. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue
Collaborative agreements	$16,782	$10,591	$5,964	$4,498	$8,617
Government contracts and grants	3,419	5,293	8,380	2,050	5,582

Total revenue	20,201	15,884	14,344	6,548	14,199

Operating expenses
Research and development	40,858	43,046	39,222	28,249	22,430
General and administrative	12,253	11,755	7,725	8,637	10,871
Royalty expense	2,143	1,438	878	522	1,129

Total operating expenses	55,254	56,239	47,825	37,408	34,430

Loss from operations	(35,053)	(40,355)	(33,481)	(30,860)	(20,231)
Other income (expense)
Interest income	5,761	2,697	331	338	621
Interest expense	(266)	(473)	(683)	(1,106)	(431)
Foreign currency (loss) gain	(89)	(102)	(46)	1,143	(116)

Total other income (expense)	5,406	2,122	(398)	375	74

Loss before income taxes	(29,647)	(38,233)	(33,879)	(30,485)	(20,157)
Income tax (expense) benefit	(128)	169	(102)	(25)	169

Net loss	(29,775)	(38,064)	(33,981)	(30,510)	(19,988)
Accretion of redeemable convertible preferred stock	—	(1,984)	(3,162)	(5,356)	(6,413)
Elimination of redeemable convertible preferred stock dividends	—	—	—	19,724	—

Net loss attributable to common shareholders	$(29,775)	$(40,048)	$(37,143)	$(16,142)	$(26,401)

Net loss per share attributable to common shareholders
Basic and diluted net loss per share attributable to common shareholders	$(1.13)	$(3.68)	$(37.31)	$(16.20)	$(26.44)

Weighted average shares used to compute basic and diluted loss per share attributable to common shareholders(1)	26,241	10,882	995	996	998

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$107,046	$142,986	$23,203	$27,971	$14,159
Working capital	87,246	123,659	13,641	19,398	10,203
Total assets	122,275	161,224	36,090	44,824	33,983
Current liabilities	24,103	24,646	12,507	12,235	12,135
Long term deferred revenue	25,596	39,628	11,840	12,519	11,803
Long term debt obligations	1,390	2,689	3,731	6,679	2,491
Redeemable convertible preferred stock	—	—	145,631	117,549	100,692
Total shareholders’ equity (deficit)	70,642	93,886	(137,619)	(104,158)	(93,138)

(1)	On July 20, 2005, we effected a 1-for-4.58 reverse stock split of our issued and outstanding shares of common stock. All share and per share amounts have been adjusted to reflect the reverse split.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on discovering and developing TLR Therapeutics, a novel class of drug candidates, for several disease indications including cancers, asthma and allergic disorders, and to enhance the effectiveness of vaccines. We began operations in 1998. We and our collaborators currently have three clinical drug candidates in clinical trials, all of which agonize, or stimulate, one specific Toll-like receptor (TLR), TLR9. Our most advanced clinical compound is in Phase III clinical testing for cancer with our collaborator, Pfizer Inc. We have a collaboration with sanofi-aventis in the area of asthma and allergic disorders. We also have license agreements with various vaccine developers to improve the performance and efficacy of their vaccines with our proprietary vaccine adjuvant technology, which we call VaxImmune. Our most advanced VaxImmune program is currently in Phase II clinical testing with GlaxoSmithKline.

Our strategy has been to advance our cancer drug development program to a point where we could enter into a collaboration with a third-party and then focus our financial and development resources on advancing our infectious disease program. Since our inception, we have generated significant losses while we or our collaborators have advanced our products into clinical trials. As of December 31, 2006, we had accumulated a deficit of $217.8 million.

We licensed our most advanced product candidate, CPG7909, to Pfizer Inc. in March 2005. CPG 7909 is now referred to as PF-3512676. Pfizer will fund all future development, regulatory and commercialization costs for PF-3512676. Subsequent to this license, we expect to continue to spend significant amounts on the discovery and development of new, second-generation TLR Therapeutics for additional disease indications and to advance new product candidates into clinical development from our existing preclinical discovery programs.

Our research and development and financial focus since inception have been in the areas of cancer and infectious diseases. We intend to broaden our focus to other therapeutic areas where we believe targeting the immune system may provide patient benefit. In other areas, such as asthma, allergic disorders and vaccines, we have entered into commercial collaborations to supplement our own resources in the development and commercialization of our drug candidates, and to fund the continued development of our technology. In addition, our government programs have allowed us to further develop and expand our research and development capabilities in areas of interest to us, with the added advantage of reducing our financing needs.

Most of our expenditures to date have been to discover and develop our pipeline of product candidates, to develop our product technology platform and to seek or obtain patents for our intellectual property. Research and development expenditures through December 31, 2006 were related primarily to the development of our lead product candidate (PF-3512676), ACTILON for Hepatitis C virus (HCV), and to filing patent applications on our inventions. Our patent estate, on a worldwide basis, includes 16 patents issued in the U.S., 134 patents issued in the rest of the world and approximately 453 pending patent applications.

Operations

At December 31, 2006, we had 150 full-time employees located in the United States, Canada and Germany. As part of our decision to suspend our independent development of ACTILON, we will reduce our workforce (predominately clinical development staff) by approximately 22 percent, or 32 employees, over the first two quarters of 2007. As of February 28, 2007, we had 130 full time employees.

We coordinate drug development and regulatory activities from our corporate offices in Wellesley, Massachusetts. Our pharmacology laboratories are located in Ottawa, Canada, with drug discovery research and chemical development conducted in Langenfeld, Germany. We employ contractors to manufacture, package, inventory and distribute our product candidates for preclinical and clinical development.

On-going Clinical Programs

Cancer

At December 31, 2006, substantially all PF-3512676 clinical trials initiated by us prior to our licensing agreement with Pfizer have been completed.

We have been reimbursed $1.5 million by Pfizer for the external costs associated with the conduct of PF-3512676 clinical trials through December 31, 2006.

Infectious Diseases

As a result of licensing PF-3512676 to Pfizer, we shifted our internal product development focus from oncology to concentrate on our on-going work in infectious diseases. In 2006 and 2005, we explored the development of our lead infectious diseases compound, ACTILON, for the treatment of HCV in treatment-experienced patients.

Based on interim results from two ongoing clinical trials in the treatment-experienced HCV patient population, we made a strategic program decision to suspend our independent development of ACTILON. We believe that the commercial potential for ACTILON may be fully realized by pursuing clinical development in the treatment-naïve patient population or by using ACTILON in combination with newer therapies currently in clinical development by other biotechnology and pharmaceutical companies. We believe these opportunities are better explored with a partner which will share the development costs or at such time when the market opportunity and development path for a second-generation immunomodulating agent for the treatment of HCV becomes more clear.

United States Government Contracts and Grants

As of December 31, 2006, gross proceeds of $10.8 million remained to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as potential reimbursement for our employees’ time and benefits and other expenses related to performance under the various contracts. Funding of these government contracts and grants beyond the United States government’s current fiscal year is subject to annual Congressional appropriations.

The status of our United States government contracts and grants, in millions, is as follows:

Program Title	Agency		Program Total	Total Received Through December 31, 2006	Remaining Amounts to be Received as of December 31, 2006	Contract/ Grant Expiration
Pulmonary Innate Immune Activation for Bio-terror Defense	NIAID	(1)	$6.3	$5.9	$0.4	2007
Innate Immune Receptors and Adjuvant Discovery	NIAID		16.9	6.5	10.4	2009

Total			$23.2	$12.4	$10.8

(1)	National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health

During 2005, our Pulmonary Innate Immune Activation for Bio-terror Defense contract term was extended by NIAID for one year from 2006 to 2007. We have applied for an additional one-year extension to this grant through February 2008.

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

Cost Allocations

Our research and development efforts fall under three broad categories: discovery research and preclinical activities, clinical trials and related drug development activities, and government programs.

We have many projects on-going at any one time. We have the ability to utilize our financial and human resources across our various broad research activities. Our internal resources, employees and infrastructure are not directly tied to any individual project and are typically deployed across all three research categories.

We do not record or maintain information regarding the costs incurred for our discovery research on a program-specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

Expenses related to government programs are tracked separately from our other programs.

Research and Development Expenses—2004 to 2006

Our research and development costs in 2004 were principally related to our clinical program for CPG 7909. In 2005, as we transitioned this program to Pfizer (who now calls the program PF-3512676), we increased our ACTILON program expenditures on toxicology studies and clinical drug supply. In 2006, we increased our investment in preclinical programs that are at the pre-IND stage. ACTILON spending in 2006 increased $1.0 million from 2005 as we initiated Phase II studies in treatment refractory patients.

The following summarizes our research and development expenses for the three years ended December 31, 2006:

	Year ended December 31,
Research and Development Expenses	2006	2005	2004
	(in thousands)
Discovery research and preclinical expense	$16,289	$12,592	$11,112
Clinical trials and drug development expense:
Internal expenses	10,709	8,659	7,936
External expenses:
ACTILON	6,535	5,559	2,469
PF-3512676	355	2,924	7,590

Total external expenses	6,890	8,483	10,059

Total clinical trials and drug development expense	17,599	17,142	17,995
Government program expense	2,971	4,403	6,663
Stock compensation expense	2,555	7,326	1,653
Depreciation and amortization expense	1,444	1,583	1,799

Total research and development expenses	$40,858	$43,046	$39,222

The United States government reimburses us for expenditures incurred on its programs.

In 2005, Pfizer began reimbursing us for PF-3512676 drug development and clinical trial expenses. Reimbursed expenses and development milestones billed to Pfizer from the inception of the license to date totaled $5.3 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2006. However, we believe that the following critical accounting policies relating to revenue recognition, stock-based compensation expense and clinical trial expenses are important to understanding and evaluating our reported financial results.

Pfizer Revenue Recognition

In March 2005, we entered into a series of agreements with Pfizer under which we have granted Pfizer development and worldwide marketing rights to PF-3512676. Under this license agreement, we have received a non-refundable $50.0 million upfront license fee from Pfizer and may receive up to $455.0 million in milestone payments, as well as royalties on any future product sales. The timing of cash received from Pfizer differs from revenue recognized for financial reporting purposes. The Pfizer upfront license fee is being recognized ratably over a 44-month period, which is the expected period of our performance obligations from the effective date of the agreement, May 6, 2005. As of December 31, 2006, we have recognized $22.7 million of this fee and have deferred $27.3 million.

As part of our agreement with Pfizer, we will be reimbursed for development services incurred on their behalf over a three-year period beginning January 2006 as well as virtually all on-going PF-3512676 external clinical development costs. Development services and reimbursed costs will be recognized when received over the same 44-month period previously described. As of December 31, 2006, we have received $1.0 million related to this agreement. Pursuant to a separate screening agreement with Pfizer, funding will be provided to us by Pfizer for the discovery and development of next generation TLR9 agonists for cancer, which if successful, would be licensed to Pfizer and could result in additional development milestone payments and additional royalties to us. As of December 31, 2006, we have received a $0.6 million upfront milestone payment under this agreement and $1.8 million of reimbursed expenses. The milestone payments and reimbursed expenses will be recognized as revenue over the same 44-month period described above. Costs associated with these activities are being expensed as incurred.

We have made a determination to treat the license and screening agreement as one unit of accounting. The period of performance has been determined to be 44 months, which represents the latest point of our delivery of services, which is the conclusion of the development services described above. Accordingly, upfront payments and contingent non-substantive milestones will be recognized ratably over a 44-month period beginning with the effective date of the Pfizer agreements and extending through 2008. This revenue recognition period corresponds to the period over which we are providing Pfizer research and development services. Since these services have not been defined, we are not able to predict a pattern of our performance; as a result, we have adopted the straight-line method to recognize revenue. If the Coley performance period extends beyond the estimated 44 months, our revenue recognition period would be extended as well.

Stock-Based Compensation Expense

Stock-based compensation expense, which is a non-cash charge, results from estimating the fair value of stock options on the date they were granted and recognized over the related service period.

In August 2005, we completed our initial public offering and began trading on the Nasdaq Global Market. In the absence of an active market for our common stock prior to August 2005, the exercise price of our stock options on the date of grant was determined by our Board of Directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible redeemable preferred stock offerings, estimates of the sale value of our company to a buyer and estimates of a potential price per share in an initial public offering of our common stock. Subsequent to August 2005, the exercise price of our employee option grants is based on the market value of our common shares.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. We elected to adopt the prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to adoption presented in this Form 10-K have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). We recognize stock-based compensation expense using the straight-line attribution method. The net cumulative effect of the adoption of SFAS No. 123(R) did not have a material impact on our financial statements.

The fair value of options at the date of grant, based upon certain assumptions, was calculated using the Black-Scholes option pricing model. Given its limited history as a public company, our expected stock price volatility was based upon the expected stock price volatility of companies whose stock prices are publicly available and are similar in size and development stage to us. The expected term assumption is based upon the simplified method provided under Staff Accounting Bulletin No. 107 which averages the contractual term of our options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. The dividend yield of zero is based upon the fact that we have never paid cash dividends and have no present intention to pay cash dividends on our securities. The risk-free interest rate used for each grant is equal to the United States Treasury yield curve in effect at the time of the grant for instruments with a similar expected life.

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

Clinical Trial Expenses

Clinical trial costs are a significant component of research and development expenses. We contract with third parties that perform certain clinical trial activities on our behalf in the on-going development of our product candidates. The financial terms of these contracts with clinical trial sites and contract research organizations are subject to negotiation and vary from contract to contract. We accrue and expense costs for clinical trial activities as follows:

•	Clinical trial site costs. We develop a standard per patient cost through discussion with internal clinical personnel and recognize these costs over the patients’ treatment time in the clinical trial.

•

Contract research organization costs. We accrue and expense costs based upon estimates of the percentage of work completed over the life of the individual study in accordance with the agreements established with these organizations. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of services and the agreed-upon fee to be paid for such services.

We monitor patient enrollment levels and related activities to the extent possible. If, however, we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Results of Operations

Years Ended December 31, 2006 and 2005

Revenue: Revenue increased by $4.3 million to $20.2 million in 2006 from $15.9 million in 2005, an increase of 27.2%.

	Year ended December 31,		Increase/ (Decrease)
Revenue	2006	2005
	(in thousands)
Collaborator:
Fees recognized over performance period	$14,408	$9,923	$4,485
Milestones recognized when earned	100	—	100
Cost reimbursement and other	2,274	668	1,606

Total collaborator	16,782	10,591	6,191
Government	3,419	5,293	(1,874)

Total Revenue	$20,201	$15,884	$4,317

Collaborator revenue increased by $6.2 million in 2006 as compared to 2005. Of this amount, $4.5 million results primarily from a full year of revenue recognized in 2006 under our licensing agreement with Pfizer, compared to a partial year in 2005. Cost reimbursement increased $1.6 million due primarily from funding provided by Pfizer under our screening agreement recognized over our period of performance.

Government revenue decreased by $1.9 million in 2006 compared to 2005. This decrease was due to the near completion of our Pulmonary Innate Immune Activation for Bio-terror Defense grant with NIAID and the completion of our DARPA contract in 2005.

Research and development expenses: Research and development expenses decreased $2.2 million to $40.9 million in 2006 from $43.0 million in 2005, a decrease of 5.1%.

	Year ended December 31,		Increase/ (Decrease)
Research and Development Expenses	2006	2005
	(in thousands)
Discovery research and preclinical expense	$16,289	$12,592	$3,697
Clinical trials and drug development expense	17,599	17,142	457
Government program expense	2,971	4,403	(1,432)
Stock compensation expense	2,555	7,326	(4,771)
Depreciation and amortization expense	1,444	1,583	(139)

Total research and development expenses	$40,858	$43,046	$(2,188)

Discovery research and preclinical expense increased by $3.7 million in 2006 compared to 2005 due primarily to higher toxicology and drug supply costs on our preclinical research programs. Discovery research and preclinical expense includes basic research, chemical development, pharmacology, product development and patent-related legal costs related to our pre-IND stage internal research programs.

Clinical trials and drug development expense increased by $0.5 million in 2006 compared to 2005. This increase was comprised of a $2.1 million increase in internal expenses due to higher compensation, lab supplies, and consulting expenses and a $1.6 million decrease in external expenses. A break-out of external expenses by product candidate follows:

	Year ended December 31,		Increase/ (Decrease)
	2006	2005
	(in thousands)
Internal expenses	$10,709	$8,659	$2,050
External expenses:
ACTILON	6,535	5,559	976
PF-3512676	355	2,924	(2,569)

Total external expenses	6,890	8,483	(1,593)

Total clinical trial and drug development expenses	$17,599	$17,142	$457

Only external costs are tracked by product candidate.

External expenses for our ACTILON program were $6.5 million for 2006, an increase of $1.0 million from 2005. This increase was due primarily to the commencement in 2006 of a Phase II clinical trial in treatment refractory patients.

External expenses for our PF-3512676 program were $0.4 million in 2006, a decrease of $2.6 million from 2005. This decrease was due primarily to the transition of this program to Pfizer in 2005.

Clinical trials and drug development expense includes post-IND stage external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our analytical laboratory.

Government program expense decreased by $1.4 million to $3.0 million in 2006 compared to 2005, due to the near completion of our Pulmonary Innate Immune Activation for Bio-terror Defense grant with NIAID and the expiration of our DARPA contract in 2005. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as subcontractor costs attributable to our government contracts and grants.

Stock compensation expense for research and development employees and consultants, which is a non-cash expense, decreased $4.8 million to $2.6 million in 2006 as compared to 2005. This decrease is due primarily to two items that occurred in 2005: stock compensation expense of $2.0 million was recognized for fully vested stock options granted to employees, and $2.1 million of stock compensation expense was recognized for the re-measurement of stock options related to the modification of options done in connection with the departure from the Company of a former officer in 2005.

Depreciation and amortization expenses for laboratory equipment and leasehold improvements at our research facilities were essentially unchanged in 2006 as compared to the same period in 2005.

General and administrative expenses: General and administrative expenses increased by $0.5 million to $12.3 million in 2006 from $11.8 million in 2005, an increase of 4.3%.

	Year ended December 31,		Increase/ (Decrease)
General and Administrative Expenses	2006	2005
	(in thousands)
Compensation and personnel related expense	$4,884	$4,929	$(45)
Professional services	3,340	1,587	1,753
Insurance	763	414	349
Facility costs	284	251	33
Stock compensation expense	2,897	4,469	(1,572)
Depreciation and amortization expense	85	105	(20)

Total general and administrative expenses	$12,253	$11,755	$498

The $0.5 million increase in general and administrative expenses in 2006 is primarily attributed to a $1.8 million increase in professional services and public company expenses, offset by a $1.6 million decrease in stock compensation expense. The decrease in stock compensation expense in 2006 is primarily due to $1.8 million of compensation expense associated with the grant of fully vested, in the money stock options in the first quarter of 2005.

Royalty expense: Royalty expense results from royalties paid to the University of Iowa Research Foundation and the Ottawa Health Research Institute related to revenues from collaboration agreements. Royalty expense increased by $0.7 million to $2.1 million in 2006 from $1.4 million in 2005. This increase is due to a full year of expense recognition in 2006 related to the Pfizer license compared to a partial year of expense recognition in 2005.

Other income and expense: Interest income increased by $3.1 million in 2006, reflecting higher average cash and investment balances due to proceeds from our initial public offering, the Pfizer private placement that occurred at our initial public offering and receipt of the $50.0 million upfront license fee from Pfizer in 2005. Interest expense decreased by $0.2 million in 2006 as a result of lower interest payments on our declining debt balance under our capital lease facility. Tax expense increased by $0.3 million in 2006 due primarily to the recognition of a tax benefit related to our foreign operations in 2005.

Net loss: Net loss decreased by $8.3 million to $29.8 million in 2006 from a net loss of $38.1 million in 2005. Major contributors to this decrease were:

•	a $4.3 million increase in revenue in 2006;

•	a $3.3 million increase in other income in 2006; and

•

a $0.9 million decrease in 2006 operating expenses due primarily to a $6.3 million decrease in stock compensation expense offset by a $2.1 million increase in general and administrative expense for professional services and insurance related expenses and a $2.7 million increase in discovery research, clinical trials and drug development, and government expenses.

Years Ended December 31, 2005 and 2004

Revenue: Revenue increased by $1.5 million to $15.9 million in 2005 from $14.4 million in 2004, an increase of 10.7%.

	Year ended December 31,		Increase/ (Decrease)
Revenue	2005	2004
	(in thousands)
Collaborator:
Fees recognized over performance period	$9,923	$728	$9,195
Milestones recognized when earned	—	5,000	(5,000)
Cost reimbursement and other	668	236	432

Total collaborator	10,591	5,964	4,627
Government	5,293	8,380	(3,087)

Total Revenue	$15,884	$14,344	$1,540

Collaborator revenue increased by $4.6 million in 2005 compared to 2004. This increase was primarily due to:

•	fees recognized over our performance period increased $9.2 million in 2005 due to our licensing agreement with Pfizer; and

•

milestones recognized when earned decreased by $5.0 million as a result of a milestone payment from sanofi-aventis in 2004. This milestone resulted from their initiation of a Phase I clinical trial with AVE7279. Since our performance under this agreement was complete, we recognized the milestone when earned.

Government revenue decreased by $3.1 million in 2005 compared to 2004. This decrease is attributable to the expiration of our DARPA contract in 2005.

Research and development expenses: Research and development expenses increased $3.8 million to $43.0 million in 2005 from $39.2 million in 2004, an increase of 9.7%.

	Year ended December 31,		Increase/ (Decrease)
Research and Development Expenses	2005	2004
	(in thousands)
Discovery research and preclinical expense	$12,592	$11,112	$1,480
Clinical trials and drug development expense	17,142	17,995	(853)
Government program expense	4,403	6,663	(2,260)
Stock compensation expense	7,326	1,653	5,673
Depreciation and amortization expense	1,583	1,799	(216)

Total research and development expenses	$43,046	$39,222	$3,824

Discovery research and preclinical expense increased by $1.5 million in 2005 compared to 2004. This increase is due to higher compensation expense of $1.3 million and external research and lab supply expenses of $0.8 million, offset by $0.6 million in lower legal expenses for a patent interference proceeding with a competitor at the United States Patent and Trademark Office. Discovery research and preclinical expense includes basic research, chemical development, pharmacology, product development and patent related legal costs related to our pre-IND stage internal research programs.

Clinical trials and drug development expense decreased by $0.9 million in 2005 compared to 2004. This decrease was comprised of a $0.7 million increase in internal expenses due to higher compensation expense and a $1.6 million decrease in external expenses. A break-out of external expenses by product candidate follows:

	Year ended December 31,		Increase/ (Decrease)
	2005	2004
	(in thousands)
Internal expenses	$8,659	$7,936	$723
External expenses:
ACTILON	5,559	2,469	3,090
PF-3512676	2,924	7,590	(4,666)

Total external expenses	8,483	10,059	(1,576)

Total clinical trial and drug development expenses	$17,142	$17,995	$(853)

Only external costs are tracked by product candidate.

External expenses for our ACTILON program were $5.6 million for 2005, an increase of $3.1 million over 2004. This increase was due primarily to higher clinical trial, toxicology study and drug supply expenses.

External expenses for our PF-3512676 program were $2.9 million in 2005, a decrease of $4.7 million over 2004. This decrease was due primarily to lower clinical trial expenses, as enrollment in our Phase II clinical trials in NSCLC and advanced melanoma was completed during 2004.

Clinical trials and drug development expense includes post-IND stage external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our analytical laboratory.

Government program expense decreased by $2.3 million to $4.4 million in 2005 compared to 2004, due to our reduced efforts under our DARPA contract, which completed in 2005. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

Stock compensation expense for research and development employees and consultants increased $5.7 million in 2005 to $7.3 million as compared to 2004. Stock compensation expense for research and development employees and consultants, which is a non-cash expense, is allocated on an employee and consultant specific basis. Stock compensation expense in 2005 of $2.0 million was recognized for fully vested stock options granted to employees, with the remaining $3.5 million increase comprised of $2.1 million of stock compensation expense attributed to the re-measurement of stock options related to the modification of options done in connection with the departure from the Company of a former officer in 2005, and $1.4 million due to amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004, prior to our initial public offering.

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

	Year ended December 31,		Increase/ (Decrease)
General and Administrative Expenses	2005	2004
	(in thousands)
Compensation and personnel related expense	$4,929	$4,602	$327
Professional services	1,587	787	800
Insurance	414	140	274
Facility costs	251	235	16
Stock compensation expense	4,469	1,766	2,703
Depreciation and amortization expense	105	195	(90)

Total general and administrative expenses	$11,755	$7,725	$4,030

The $4.0 million increase in general and administrative expenses in 2005 is primarily attributed to the $2.7 million increase in stock compensation expense and a $1.4 million increase in compensation and public company expenses.

Approximately $1.8 million of the stock compensation expense was associated with the grant of fully vested stock options in the first quarter of 2005, with the remaining $0.9 million increase comprised of $0.2 million of stock compensation expense related to the re-measurement of stock options for employees who left the company in 2005, and $0.7 million due to amortized deferred stock-based compensation related primarily to options granted in 2005 and 2004, prior to our initial public offering.

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

Other income and expense: Interest expense decreased by $0.2 million as a result of lower interest payments on our declining debt balance under our capital lease facility. Interest income increased by $2.4 million in 2005 reflecting higher average cash and investment balances due to proceeds from our initial public offering, the Pfizer private placement and receipt of upfront license fee from Pfizer. Foreign currency related losses were essentially unchanged in 2005 compared to 2004. Tax expense decreased by $0.3 million in 2005 due primarily to the recording of a deferred tax asset at our Canadian subsidiary.

Net loss: Net loss increased by $4.1 million to $38.1 million in 2005 from a net loss of $34.0 million in 2004. Major contributors to this increase were:

•	a $2.5 million increase in other income in 2005;

•	a $1.5 million increase in revenue in 2005; and

•

a $8.4 million increase in 2005 operating expenses due primarily to a $8.4 million increase in stock compensation expense, a $1.4 million increase in general and administrative expense for compensation and professional services related expenses offset by a $0.9 million decrease in clinical trial and drug development expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 1998, we have funded our operations primarily through:

•	proceeds of $145.6 million from private placements of preferred stock and warrants;

•	proceeds of $110.8 million from our initial public offering and concurrent private placement of common stock to Pfizer;

•	cash receipts of $91.3 million from our commercial collaborations;

•	cash receipts of $24.1 million from United States government contracts and grants;

•	$7.2 million borrowed for leasehold improvements and equipment financing under a capital lease facility; and

•	$2.1 million in debt to fund our initial research and development activities.

At December 31, 2006, we had unrestricted cash, cash equivalents and marketable securities of $107.0 million, compared to $143.0 million as of December 31, 2005. During 2005 we completed an initial public offering of our common stock, consisting of 6.9 million shares, including the underwriters’ over-allotment option, of our common stock at a price of $16.00 per share. Concurrent with the initial public offering and at the same price per share, Pfizer purchased 625,000 shares for $10.0 million as part of its commitment under the Pfizer collaboration agreement. Net proceeds from the initial public offering after deducting underwriters’ fees and offering expenses and the private placement were $110.8 million.

We have received $65.3 million from Pfizer in upfront license fees, sales of common stock, sponsored research fees and expense reimbursements.

We invest in cash equivalents, U.S. government obligations, high-grade municipal and corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income.

	Year Ended December 31,			Change
Summary Cash Flow Information	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,678)	$11,128	$(27,718)	$(46,806)	$38,846
Investing activities	1,800	(47,251)	6,075	49,051	(53,326)
Financing activities	(149)	109,517	20,469	(109,666)	89,048
Exchange rate effect on cash and equivalents	621	(673)	393	1,294	(1,066)

Net (decrease) increase in cash and equivalents	$(33,406)	$72,721	$(781)	$(106,127)	$73,502

Cash and cash equivalents	$52,505	$85,911	$13,190	$(33,406)	$72,721
Marketable securities	54,541	57,075	10,013	(2,534)	47,062

Cash and cash equivalents and marketable securities	$107,046	$142,986	$23,203	$(35,940)	$119,783

Years Ended December 31, 2006 and 2005

Net cash used in operating activities increased $46.8 million to $35.7 million of cash used in operations compared to $11.1 million of cash provided by operating activities in 2005. This increase is due primarily to the receipt in 2005 of a $50.0 million upfront license payment from Pfizer.

Net cash provided by investing activities increased $49.1 million to $1.8 million in 2006 from $47.3 million used in investing activities in 2005. This increase primarily results from a change of $49.7 million in our investment activities in marketable securities. In 2006, net maturities of marketable securities were $2.6 million compared to $47.1 million of net purchases in 2005, which resulted from the partial investment of cash received from our Pfizer licensing agreement and private placement and our IPO.

In 2005, we raised $110.8 million in a public stock offering and private placement with Pfizer. In 2006, we had no equity financing. As a result, net cash used in financing activities in 2006 increased by $109.7 million to $0.1 million for 2006 from $109.5 million provided by financing activities in 2005. We had lower payments in 2006 under our capital lease facility with General Electric Capital Corporation due to the scheduled pay-down of the final portion of this facility.

Our foreign currency cash balances at our subsidiary in Germany expose us to fluctuations in currency exchange rates. During 2006, the U.S. Dollar depreciated approximately 10.2% against the Euro, which resulted in a $0.6 million favorable translation adjustment when converting our Euro cash balances to U.S. Dollars for financial reporting purposes.

Years ended December 31, 2005 and 2004

Net cash provided by operating activities increased $38.8 million to $11.1 million of cash provided by operations in 2005 compared to $27.7 million of cash used in operating activities in 2004. This increase is primarily due to the $51.7 million of payments received from Pfizer in 2005 less $9.2 million in royalties paid to the University of Iowa Research Foundation and $0.2 million in royalties paid to Ottawa Health Research Institute.

Net cash used in investing activities increased $53.3 million to $47.3 million from $6.1 million provided by investing activities in 2004. This increase primarily results from the partial investment of cash received from our Pfizer licensing agreement and private placement and our IPO.

Net cash provided by financing activities increased by $89.0 million to $109.5 million for 2005 from $20.5 million in 2004. In 2005, we raised $110.8 million in a public stock offering and private placement with Pfizer compared to $25.1 million raised from a preferred stock financing in 2004. In 2004, we made a $2.4 million repayment in full of a term-loan and had lower payments in 2005 under our capital lease facility due to the scheduled pay down of the U.S. portion of the facility.

During 2005, the U.S. Dollar appreciated approximately 14.4% against the Euro, which resulted in a $0.7 million unfavorable translation adjustment when converting our Euro cash balances to U.S. Dollars for financial reporting purposes.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of December 31, 2006:

	Cash Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$6,519	$1,653	$3,112	$1,395	$359
Capital leases	501	189	312	—	—
Note payable	3,117	2,024	1,093	—	—
In-licensed technology	750	150	300	300	*
Other liabilities	544	—	—	—	544

	$11,431	$4,016	$4,817	$1,695	$903

*	Minimum annual license fees of $0.2 million are required through the date of the last patent expiration. As a result of pending patents, we are currently unable to determine the length of this period.

Operating Leases

Our commitments under operating leases shown above consist of payments relating to our real estate lease in Wellesley, Massachusetts, expiring in 2008, our lease in Ottawa, Canada, expiring in 2012, our two leases in Langenfeld, Germany, expiring in 2007 and 2010, and our lease in Düsseldorf, Germany, expiring in 2010.

Capital Leases

We had a capital lease facility agreement with General Electric Capital Corporation, which carried a weighted average interest rate of 8.25% for borrowings under the facility. As of December 31, 2006, all outstanding borrowings under this facility had been repaid in full.

In August 2006, we entered into a €0.3 million ($0.4 million at December 31, 2006) capital lease agreement for the purchase of a piece of laboratory equipment. The lease extends for a period of 36 months with an annual interest rate of 7.33%. As of December 31, 2006, we have principal and interest obligations of €0.3 million ($0.4 million at December 31, 2006) remaining.

Note Payable

In 1998, our foreign subsidiary, Coley Pharmaceutical GmbH (Coley GmbH), obtained a research and development loan from Technologie-Beteiligungs-Gesellschaft (Tbg). The loan of €1.5 million ($2.0 million at December 31, 2006) was to fund the early research and development of our product candidates. The loan bears interest at 6% annually, with principal payable by December 31, 2007 and interest payable semi-annually on March 31 and September 30. An additional fee of 6% annually of the loan principal is payable when the loan is due. We and Tbg revised the payment terms of this additional fee during 2006, delaying the payments due in 2007 until March and June of 2008.

In-Licensed Technology

We have also entered into technology in-license agreements with the University of Iowa Research Foundation and the Ottawa Health Research Institute that require us to pay annual license maintenance fees and royalty payments based on license fees, milestones and product royalties received by us from third parties, as well as on products that are sold by us. In 2005, we paid the University of Iowa Research Foundation $6.5 million and the Ottawa Health Research Institute $0.2 million related to the $50.0 million received from Pfizer as an upfront license fee payment. In addition, during 2005 we remitted to the University of Iowa Research Foundation $2.7 million of deferred royalties related to payments previously received from our other collaborators. Settlement of these previously deferred royalties terminated the University of Iowa Research Foundation’s right to convert this obligation into our common stock.

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

Based on our current operating plan, we believe that our cash and cash equivalent balance at December 31, 2006 will be sufficient to finance our working capital and capital requirements for approximately 3 years. Changes in our research and development plans or other changes affecting our operating expenses may affect our cash burn and existing cash resources. We expect our sources of funding for the next several years to include potential milestone payments relating to PF-3512676, sanofi-aventis’ drug candidates and VaxImmune, proceeds from our government programs, and other collaborative license agreements we may enter into. In addition, we may incur expenses from time to time in connection with any acquisitions or other in-licenses of technology or other assets.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating whether this standard will have a material effect on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. At the present time, we are evaluating the impact the adoption may have on our financial position or results of operations, but we do not believe the adoption will have a material impact.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Transactions with Related Persons

In 2001, we loaned our co-founder and Chief Scientific Officer, Dr. Arthur Krieg, $0.5 million evidenced by a promissory note bearing interest of 7% and payable in full on May 8, 2006. The loan was made in connection with Dr. Krieg’s purchase of a home in Massachusetts. In 2005, Dr. Krieg remitted $0.3 million to us as a partial pre-payment of his loan. In May 2006, Dr. Krieg settled the remaining balance, including interest, of approximately $0.4 million by tendering 24,579 shares of our common stock to us.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, corporate obligations and auction rate securities. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities.

The costs and expenses of our international subsidiaries are denominated in the Canadian dollar and the Euro. The costs and expenses of these international subsidiaries comprise approximately 30% of our consolidated operating expenses. If foreign exchange rates change 5% against the US dollar, the impact on our net loss and cash burn would be $2.2 million.

From time to time, we may enter into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain intercompany balances. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in intercompany balances. Gains and losses on these forward foreign exchange contracts are recorded in the consolidated statement of operations. We did not have any open forward foreign exchange contracts at December 31, 2006 or December 31, 2005.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required to be filed are indexed on page F-1 and are incorporated herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial reporting and financial statement preparation and presentation.

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on their assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Conduct and Ethics,” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” and “Executive Compensation—Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Contracts, Termination of Employment and Change of Control Arrangements” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1@	Fourth Amended and Restated Certificate of Incorporation of the Registrant.

3.1.1@	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant.

3.2@	Restated Certificate of Incorporation of the Registrant.

3.3@	Amended and Restated By-Laws of the Registrant.

3.4@	Restated Bylaws of the Registrant.

4.1@	Form of Common Stock Certificate.

4.2@	Third Amended and Restated Investor Rights Agreement, dated as of August 30, 2004, by and among the Registrant and certain stockholders of the Registrant.

4.3@	Form of Common Stock Warrant, together with a schedule of warrantholders.

4.4@	Form of Series C Preferred Stock Warrant, together with a schedule of warrantholders.

4.5@	Series F Preferred Stock Warrant issued to General Electric Capital Corporation.

10.1@	1997 Employee, Director and Consultant Stock Option Plan.**

10.2.1@	Form of Initial Employment Incentive Stock Option Agreement.

10.2.2@	Form of Incentive Stock Option Agreement.

10.2.3@	Form of Non-Qualified Stock Option Agreement.

10.3.1@	Amendment No. 1 to the Stock Option Agreement, dated March 1, 2000.

10.3.2@	Amendment No. 2 to the Stock Option Agreement, dated September 19, 2002.

10.4@	2005 Stock Plan.**

10.5@	401(k) Plan.**

10.6@	Letter Agreement, dated May 6, 1998, by and between the Registrant and Robert L. Bratzler.**

10.7@	Amendment No. 1 to Letter Agreement, dated November 14, 2000, by and between the Registrant and Robert L. Bratzler.**

10.7.1@	Restated and Amended Letter Agreement, dated July 8, 2005, by and between the Registrant and Robert L. Bratzler.**

10.8@	Participation Agreement, dated February 25, 1998, between Coley Pharmaceutical GmbH and Technologie-Beleiligungs-Gesellschaft.

Exhibit Number	Description of Exhibit

10.9@	Co-Operation Agreement, dated February 25, 1998, between the Registrant and Technologie-Beleiligungs-Gesellschaft.

10.10@	Amended and Restated Loan and Pledge Agreement, dated April 10, 2002, by and between the Registrant and Arthur M. Krieg.

10.11@	Amended and Restated Promissory Note, dated April 10, 2002, by and between the Registrant and Arthur M. Krieg.

10.12@	Form of Restated and Amended Change of Control and Severance Agreement.

10.13@	Form of Change of Control Agreements, together with a list of parties thereto.

10.14@	Form of Non-Employee Director Change of Control Agreement, together with a list of parties thereto.

10.15+@	License Agreement, dated March 31, 1997, by and between the Registrant and the University of Iowa Research Foundation.

10.16+@	Amendment to License Agreement, dated March 7, 2001, by and between the Registrant and the University of Iowa Research Foundation.

10.17+@	License Agreement, dated September 1, 1998, by and between the Registrant and Loeb Health Research Institute at the Ottawa Hospital.

10.18+@	Amendment to License Agreement, dated September 25, 2001, by and between the Registrant and Loeb Health Research Institute at the Ottawa Hospital.

10.19+@	Strategic Alliance: License Agreement (Infectious Diseases), dated December 18, 1998, by and between the Registrant and SmithKline Beecham PLC.

10.20+@	Amendment No. 1 to the License Agreement (Infectious Diseases), dated December 18, 1999, by and between the Registrant and SmithKline Beecham PLC.

10.21+@	Strategic Alliance: Non-Exclusive License Agreement (Breast, Prostate and Lung Cancer), dated November 12, 2002, by and between the Registrant and Glaxo Group Limited.

10.22+@	Amended and Restated Product Development and License Agreement, dated December 21, 2001, by and between the Registrant and Aventis Pharmaceuticals, Inc.

10.23+@	Amendment No. 1 to Amended and Restated Product Development and License Agreement, dated August 6, 2003, by and between the Registrant and Aventis Pharmaceuticals Inc.

10.24+@	Amended and Restated License Agreement, dated February 1, 2003, by and between the Registrant and QIAGEN GmbH.

10.25+@	License Agreement, dated June 25, 2003, by and between the Registrant and the University of Iowa Research Foundation.

10.26+@	Non-Exclusive License Agreement, dated December 22, 2003, between the Registrant and Chiron Corporation.

10.27+@	Stock Purchase Agreement, dated March 16, 2005, between the Registrant and Pfizer Inc.

10.28+@	License Agreement, dated March 16, 2005, among the Registrant and Pfizer Inc.

10.28.1+@	Amendment No. 1 to the License Agreement and Screening and Evaluation Agreement, dated April 21, 2005, among the Registrant and Pfizer Inc.

10.29+@	Screening and Evaluation Agreement, dated March 16, 2005, by and between the Registrant and Pfizer Inc.

Exhibit Number	Description of Exhibit

10.30@	Master Lease Agreement, dated November 13, 2001, between the Registrant and General Electric Capital Corporation.

10.31@	Master Security Agreement, dated February 5, 2003, between Coley Pharmaceutical Group, Ltd. and GE Canada Equipment Financing G.P.

10.32@	Defense Advance Research Projects Agency (“DARPA”) Contract Award, dated December 6, 2002.

10.33@	Grant #1-U01-A1057264-01, dated June 21, 2004, by and between the Registrant and the National Institutes of Health.

10.34@	Contract #HHSN266200400044C/N01-40044, dated June 30, 2004, by and between the Registrant and National Institute of Allergy and Infectious Diseases.

10.35@	Sublease, dated March 8, 2001, between the Registrant and Harvard Pilgrim Health Care, Inc.

10.36@	First Amendment to Sublease, dated February 21, 2003, by and between the Registrant and Harvard Pilgrim Health Care, Inc.

10.37@	Second Amendment to Sublease, dated June 30, 2003, by and between the Registrant and Harvard Pilgrim Health Care, Inc.

10.38@	Amended and Restated Landlord Consent to Sub-Sublease, dated February 21, 2003, by and among the Registrant, Wellesley Gateway LLC and Harvard Pilgrim Health Care, Inc.

10.39@	Second Amended and Restated Landlord Consent to Sub-Sublease, dated June 30, 2003, by and among the Registrant, Wellesley Gateway LLC and Harvard Pilgrim Health Care, Inc.

10.40@	Indenture, dated June 26, 2002, between the Registrant, Kanata Research Park Corporation and Coley Pharmaceutical Group, Ltd.

10.41@	Amendment to Lease, dated October 4, 2002, by and among the Registrant, Kanata Research Park Corporation and Coley Pharmaceutical Group, Ltd.

10.42@	Amendment to Lease, dated May 22, 2003, between the Registrant, Kanata Research Park Corporation and Coley Pharmaceutical Group, Ltd.

10.43@	Tenancy Agreement, dated February 21, 2001, between Coley Pharmaceutical GmbH and GL Gewerbepark Langenfeld KG.

10.44@	Tenancy Agreement, dated June 28, 2000, between Coley Pharmaceutical GmbH and Paeschke Immobilienund Vermogensverwaltungen GmbH & Co. KG.

10.45@	Supplementary Agreement to Tenancy Agreement, dated December 22, 2000, by and between Coley Pharmaceutical Gmbh and Paeschke Immobilienund Vermogensverwaltungen GmbH & Co. KG.

10.46@	Director Compensation Policy, dated August 10, 2005.

10.47++	Form of Indemnification Agreement, dated August 10, 2005, together with a list of parties thereto.**

10.48+	Amendment #2 to Infectious Diseases License Agreement, dated July 19, 2006, between the Registrant and SmithKline Beecham (now known as Glaxo Group Limited).

10.49	Lease for Business Premises, dated December 7, 2006, between Coley Pharmaceutical GmbH and GED Grundstucksentwicklungs-Gesellschaft mbH.

21@	Subsidiaries of the Registrant.

Exhibit Number	Description of Exhibit

23.1	Consent of PricewaterhouseCoopers, LLP.

31.1	Certifications of Principal Executive Officer under Rule 13a-14(a)/15d-14(a).

31.2	Certifications of Principal Financial Officer under Rule 13a-14(a)/15d-14(a).

32	Certifications under Section 1350.

@	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on July 27, 2005 (Registration No. 333-124176).
+	Portions of the exhibits have been omitted pursuant to a confidential treatment request and this information has been filed separately with the Commission.
++	Previously filed and incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 2005.
**	Denotes management compensation plan or contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coley Pharmaceutical Group, Inc.

Date: March 9, 2007	By:	/s/ ROBERT L. BRATZLER
Robert L. Bratzler, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ ROBERT L. BRATZLER Robert L. Bratzler, Ph.D.	President and Chief Executive Officer (principal executive officer) and Director	March 9, 2007

By:	/s/ CHARLES ABDALIAN Charles Abdalian	Chief Financial Officer (principal financial and accounting officer)	March 9, 2007

By:	/s/ KENNETH BATE Kenneth Bate	Director	March 9, 2007

By:	/s/ ANTHONY EVNIN Anthony Evnin, Ph.D.	Director	March 9, 2007

By:	/s/ ROBERT J. HUGIN Robert J. Hugin	Director	March 9, 2007

By:	/s/ MANFRED KAROBATH Manfred Karobath, M.D.	Director	March 9, 2007

By:	/s/ PATRICK LANGLOIS Patrick Langlois, Ph.D.	Director	March 9, 2007

By:	/s/ JAMES E. THOMAS James E. Thomas	Director	March 9, 2007

Coley Pharmaceutical Group, Inc.

Index

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Coley Pharmaceutical Group, Inc.:

We have completed an integrated audit of Coley Pharmaceutical Group’s December 31, 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its December 31, 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coley Pharmaceutical Group and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 9, 2007

Coley Pharmaceutical Group, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2006	2005
Assets
Current assets
Cash and cash equivalents	$52,505	$85,911
Marketable securities	54,541	57,075
Accounts receivable	448	2,100
Prepaid expenses and other current assets	1,833	1,199
Deferred royalty fees	2,022	2,020

Total current assets	111,349	148,305
Property and equipment, net	4,597	4,532
Deferred royalty fees	4,236	6,234
Other noncurrent assets	2,093	2,153

Total assets	$122,275	$161,224

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,874	$3,087
Accrued expenses	4,166	5,819
Current portion of note payable (Note 7)	2,024	—
Current portion of capital lease obligations	166	726
Deferred revenue	15,873	15,014

Total current liabilities	24,103	24,646
Deferred revenue	25,596	39,628
Note payable (Note 7)	1,093	2,689
Noncurrent portion of capital lease obligations	297	—
Other noncurrent liabilities	544	375

Total liabilities	51,633	67,338

Commitments and contingencies (Notes 7 and 11)

Shareholders’ equity
Preferred stock, $0.01 par value: Authorized shares—5,000,000 shares at December 31, 2006 and 2005, respectively No shares outstanding at December 31, 2006 and 2005, respectively
Common stock, $0.01 par value:
Authorized shares—50,000,000 shares at December 31, 2006 and 2005, respectively
Issued and outstanding shares—26,382,432 and 25,931,428 shares at December 31, 2006 and 2005, respectively	264	259
Additional paid-in capital	293,032	291,458
Note receivable from shareholder (Note 13)	—	(391)
Accumulated other comprehensive income	619	250
Deferred compensation	(5,438)	(9,630)
Accumulated deficit	(217,835)	(188,060)

Total shareholders’ equity	70,642	93,886

Total liabilities and shareholders’ equity	$122,275	$161,224

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Revenue
Collaborative agreements	$16,782	$10,591	$5,964
Government contracts and grants	3,419	5,293	8,380

Total revenue	20,201	15,884	14,344

Operating expenses
Research and development	40,858	43,046	39,222
General and administrative	12,253	11,755	7,725
Royalty expense	2,143	1,438	878

Total operating expenses	55,254	56,239	47,825

Loss from operations	(35,053)	(40,355)	(33,481)

Other income (expense)
Interest income	5,761	2,697	331
Interest expense	(266)	(473)	(683)
Foreign currency loss	(89)	(102)	(46)

Total other income (expense)	5,406	2,122	(398)

Loss before income taxes	(29,647)	(38,233)	(33,879)
Income tax (expense) benefit	(128)	169	(102)

Net loss	(29,775)	(38,064)	(33,981)
Accretion of redeemable convertible preferred stock	—	(1,984)	(3,162)

Net loss attributable to common shareholders	$(29,775)	$(40,048)	$(37,143)

Comprehensive loss
Net loss	$(29,775)	$(38,064)	$(33,981)
Other comprehensive income (loss):
Foreign currency translation adjustments	337	1,286	27
Unrealized gain (loss) on investments	32	(33)	—

Comprehensive loss	$(29,406)	$(36,811)	$(33,954)

Net loss per share attributable to common shareholders
Basic and diluted net loss per share attributable to common shareholders	$(1.13)	$(3.68)	$(37.31)

Weighted average shares used to compute basic and diluted loss per share attributable to common shareholders	26,241	10,882	995

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(in thousands, except share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Note Receivable from Shareholder	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2003	986,729	$10	$19,977	$(83)	$(1,030)	$(7,017)	$(116,015)	$(104,158)

Preferred stock accretion			(516)					(516)
Exercise of stock options	43,641		88					88
Options granted to nonemployees			311					311
Deferred compensation related to stock options, net of cancellations			2,653			(2,653)		—
Amortization of deferred compensation						3,108		3,108
Accretion of preferred stock dividend			(2,517)					(2,517)
Repayment of shareholder note				19				19
Loss for the period							(33,981)	(33,981)
Foreign currency translation					27			27

Balance at December 31, 2004	1,030,370	10	19,996	(64)	(1,003)	(6,562)	(149,996)	(137,619)
Preferred stock accretion			(1,984)					(1,984)
Shares issued upon conversion of preferred stock	17,003,547	170	147,445					147,615
Exercise of stock options and warrants	372,511	4	380					384
Options granted to nonemployees			530					530
Deferred compensation related to stock options, net of cancellations			8,299			(8,299)		—
Amortization of deferred compensation						5,231		5,231
Stock compensation expense			6,030					6,030
Net proceeds from initial public offering and Pfizer private placement	7,525,000	75	110,762					110,837
Reclassification of shareholder note				(327)				(327)
Unrealized losses on investments					(33)			(33)
Loss for the period							(38,064)	(38,064)
Foreign currency translation					1,286			1,286

Balance at December 31, 2005	25,931,428	259	291,458	(391)	250	(9,630)	(188,060)	93,886
Exercise of stock options and warrants	475,583	5	667					672
Options granted to nonemployees			96					96
Amortization of deferred compensation, net of cancellations			(237)			3,416		3,179
Compensation expense from stock-based awards			2,177					2,177
Elimination of deferred compensation upon the adoption of SFAS No. 123(R)			(776)			776		—
Settlement of shareholder note	(24,579)		(353)	391				38
Unrealized gains on investments					32			32
Loss for the period							(29,775)	(29,775)
Foreign currency translation					337			337

Balance at December 31, 2006	26,382,432	$264	$293,032	$—	$619	$(5,438)	$(217,835)	$70,642

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2006	2005	2004
Cash flows from operating activities
Net loss	$(29,775)	$(38,064)	$(33,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,529	1,688	2,004
Noncash stock compensation expense	5,452	11,795	3,419
Loss on disposal of assets	—	17	—
Changes in operating assets and liabilities:
Accounts receivable	1,653	(984)	339
Prepaid expenses and other assets	(627)	428	(799)
Deferred royalty fees	1,996	(5,265)	195
Accounts payable	(1,290)	816	640
Accrued expenses and other liabilities	(1,443)	(1,375)	1,143
Deferred revenue	(13,173)	42,072	(678)

Net cash provided by (used in) operating activities	(35,678)	11,128	(27,718)

Cash flows from investing activities
Purchases of marketable securities	(88,945)	(78,109)	(81,013)
Maturities of marketable securities	91,510	31,014	85,000
Proceeds on repayment of employee note	—	310	—
Release of restricted cash	46	102	2,449
Purchases of property and equipment	(811)	(568)	(361)

Net cash provided by (used in) investing activities	1,800	(47,251)	6,075

Cash flows from financing activities
Principal payments of capital lease obligations	(798)	(1,723)	(2,286)
Repayments of long-term debt	—	—	(2,400)
Proceeds from issuance of common stock	—	110,835	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	25,048
Proceeds from stock option exercises	605	384	88
Proceeds from repayment of shareholder note	44	21	19

Net cash provided by (used in) financing activities	(149)	109,517	20,469

Exchange rate effect on cash and cash equivalents	621	(673)	393

Net increase (decrease) in cash and cash equivalents	(33,406)	72,721	(781)
Cash and cash equivalents, beginning of period	85,911	13,190	13,971

Cash and cash equivalents, end of period	$52,505	$85,911	$13,190

Supplemental disclosure of cash flow information
Cash paid for interest	$149	$682	$440
Capital lease obligation incurred	$517	$—	$—
Settlement of shareholder note by tendering common stock	$353	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share data)

1. Nature of the Business

The Company is focused on discovering and developing a novel class of drug candidates for several disease indications including cancers, allergy and asthma and to enhance the effectiveness of vaccines. The Company’s proprietary TLR Therapeutics™ act by stimulating a specific class of targets, called Toll-like receptors, or TLRs, found in and on immune system cells which, in turn, direct the immune system to fight disease.

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

The accompanying consolidated financial statements of Coley Pharmaceutical Group, Inc. have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

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

Restricted Cash

Restricted cash at December 31, 2006 and 2005 of $344 and $382, respectively, relates primarily to a sublease agreement for one of the Company’s facilities. This cash is restricted through the expiration of the sublease on December 31, 2008. Restricted cash transactions in 2004 relate to a one year sublease agreement extension signed in 2002 and the collateralized borrowing of $2,400 from a bank in 2003 which was repaid in full in 2004.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In 2006 and 2005, the Company did not experience any bad debt write-offs and has not provided any allowances. The Company does not have any off-balance-sheet credit exposure related to its customers beyond future milestones under its collaborative research agreements. The Company’s customers are well-capitalized pharmaceutical enterprises and U.S. government agencies, which minimizes the Company’s credit risk.

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

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the recorded values for long-lived assets, which include acquired intangibles and property and equipment, for impairment on a quarterly basis due to a history of cash flow losses or whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

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

License fees may be paid upfront upon the signing of a research and development agreement. In accordance with SAB 104 and EITF 00-21, the Company believes these payments are not separable from the payments related to contract discovery and screening services the Company provides. Accordingly, the Company treats these arrangements as one unit of accounting for financial accounting purposes and recognizes upfront payments as revenue over the period of the Company’s performance.

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

•

If the Company determines the milestone is not substantive or the milestone relates to activities performed by its collaborators, the Company treats the milestone payments as contingent license fees and will recognize revenue for the milestone payment over the period of the Company’s performance, similar to upfront payments. In the period that the contingent payment is earned, the Company will record a cumulative catch-up to revenue for the proportionate amount that related to the Company’s past performance and the remainder is deferred and recognized as the Company completes its performance obligations. If the Company has no further performance obligations, the contingent payments are recognized when earned.

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

In 1997, the Company adopted the 1997 Employee, Director and Consultant Stock Option Plan (“1997 Plan”). The terms of the 1997 Plan are similar to the 2005 Plan. Upon the completion of the Company’s initial public offering, the 1997 Plan was terminated and no new options can be granted under this plan. All outstanding stock options granted under the 1997 Plan as of the date of the termination remain outstanding and subject to their terms and the terms of the 1997 Plan, unless they have otherwise expired or been exercised in accordance with their terms. At December 31, 2006, 2,229,764 options were outstanding under the 1997 Plan.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company adopted SFAS No. 123(R) on January 1, 2006 effective with the beginning of the Company’s first quarter. The standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company elected to adopt the prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to adoption presented in this Form 10-K have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). The Company recognizes stock-based compensation expense using the straight-line attribution method. The net cumulative effect of the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements.

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

For stock options granted to non-employees, including members of the Company’s Scientific Advisory Board, the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For the years ended December 31, 2006 and 2005, the Company recognized $95 and $531, respectively, of stock-based compensation expense related to these options.

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

Foreign Currency

The Company’s foreign subsidiaries, Coley GmbH and Coley Canada, have designated the Euro and the Canadian dollar, respectively, as their functional currencies. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for assets and liabilities; equity is translated using historical exchange rates; and revenue and expense amounts are translated using the average exchange rate for the period. Net unrealized gains and losses resulting from foreign currency translation are included in “Accumulated other comprehensive loss,” a separate component of shareholders’ equity.

Subsequent to the issuance of its financial statements for the year ended December 31, 2004, management discovered that property and equipment at Coley Canada and Coley GmbH was previously translated at historical rates of exchange, rather than at the respective period end exchange rates, as required by accounting principles generally accepted in the U.S. The effect of this error was to understate property and equipment and overstate shareholders’ deficit at each balance sheet date, with a corresponding overstatement of comprehensive loss for each respective period. The cumulative effect of this error as of December 31, 2004 was $1,500. The Company recorded this amount as an out-of-period adjustment in 2005 which resulted in an increase in property and equipment and a decrease in shareholders’ deficit, and a corresponding decrease in comprehensive loss for the period. The error did not impact net loss attributable to common shareholders or cash flows for any period presented. In addition, the Company does not believe that the impact of the error was material to any previous historical period.

The Company realizes transactional gains and losses from reimbursing its foreign subsidiaries for their costs incurred under the Company’s research and development agreements. In addition, Coley Canada holds U.S. dollar denominated debt. Remeasurement gains of this debt were not significant for the years ended December 31, 2006 and 2005 and were $117 for the year ended December 31, 2004. Gains and losses from foreign currency transactions and remeasurement gains and losses on the Canadian held U.S. dollar denominated debt are included in the consolidated statements of operations.

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

Concentration of Credit Risk

The Company’s financial instruments that potentially subject it to concentrations of credit risk consist principally of cash equivalents, marketable securities, restricted cash and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities by utilizing outside investment managers to place its investments with highly rated corporate and financial institutions. The Company’s management does not believe significant risk exists in connection with its concentrations of credit at December 31, 2006, since its customers are large well-capitalized pharmaceutical companies or government agencies.

The U.S. government was responsible for 85% and 71% of the Company’s accounts receivable balance at December 31, 2006 and 2005, respectively, including unbilled accounts receivable of $141 and $858, respectively.

The U.S. government was responsible for 17%, 33%, and 58% of the Company’s consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Pfizer was responsible for 77% and 60% of the Company’s consolidated revenues for the years ended December 31, 2006 and 2005, respectively. GlaxoSmithKline was responsible for 3%, 5% and 5% of the Company’s consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Sanofi-aventis was responsible for 36% of the Company’s consolidated revenues for the year ended December 2004.

Segment Information

The Company is focused on discovering and developing a novel class of drug candidates known as TLR Therapeutics, which direct the immune system to fight various diseases. Research and development operations are conducted at three locations in the United States, Germany and Canada. These operations are highly interdependent in the discovery and development of product candidates, the development of our platform technology and the generation of our intellectual property. For this reason, the company has determined that it is principally engaged in one operating segment.

Data for the geographic regions in which the Company operates is presented below:

	2006	2005	2004
Long-lived tangible assets
United States	$222	$97	$226
Germany	1,402	864	743
Canada	2,973	3,571	3,045

Total long-lived tangible assets	$4,597	$4,532	$4,014

	2006	2005	2004
Revenue
United States	$20,040	$15,756	$13,985
Germany	—	—	—
Canada	161	128	359

Total revenue	$20,201	$15,884	$14,344

Non-Cash Charges

The Company records non-cash charges (stock-based compensation, depreciation and amortization) among its consolidated statements of operations captions: “research and development” and “general and administrative” expenses.

The Company records its stock-based compensation expense on an employee-specific basis. The Company allocates depreciation and amortization expense primarily based upon the underlying asset’s deployment.

Non-cash stock-based compensation and depreciation and amortization expense included within research and development and general and administrative expenses are as follows:

	2006	2005	2004
Stock-based compensation:
Research and development	$2,555	$7,326	$1,653
General and administrative	2,897	4,469	1,766

Total stock-based compensation	$5,452	$11,795	$3,419

	2006	2005	2004
Depreciation and amortization:
Research and development	$1,444	$1,583	$1,809
General and administrative	85	105	195

Total depreciation and amortization	$1,529	$1,688	$2,004

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in shareholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities in its comprehensive loss.

Mandatorily Redeemable Preferred Stock

Prior to the Company’s initial public offering, the Company sold convertible preferred stock. Preferred stock was initially recorded as proceeds less issuance costs (“net proceeds”). If the preferred stock is issued with warrants, the net proceeds are allocated to the preferred stock and warrants based upon their relative fair values. Subsequently, the carrying value of redeemable preferred stock is accreted to its redemption value at each balance sheet date. Accretion is affected through charges (1) against retained earnings, then (2) against additional paid-in capital until it is reduced to zero and then (3) to accumulated deficit.

Net Loss Per Share

The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and other potentially dilutive common shares then outstanding. Other potential common shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. Diluted net loss per share is identical to basic net loss per share for all periods presented since other potential common shares are excluded from the calculation as their effect is anti-dilutive.

The following table shows potentially dilutive common shares which are not included in the historical calculations of net loss per common share as the effect of their inclusion is anti-dilutive during each period.

	2006	2005	2004
Options	2,095,612	2,609,200	2,004,626
Warrants	1,775,759	2,061,083	2,124,074
Preferred Stock	—	—	17,003,547

	3,871,371	4,670,283	21,132,247

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether this standard will have a material effect on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. At the present time, the Company is evaluating the impact the adoption may have on its financial position or results of operations, but the Company does not believe the adoption will have a material impact.

3. Cash, Cash Equivalents and Marketable Securities

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The Company’s investments in marketable securities at December 31, 2006 are classified as available-for-sale. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity (deficit) until realized.

Marketable securities at December 31, 2006 are as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Market Value
Certificates of deposit	$2,000	$1	$—	$2,001
U.S. government agencies	24,708	2	(7)	24,703
Corporate bonds	12,446	3	(3)	12,446
Commercial paper	12,390	1	—	12,391
Auction rate securities	3,000	—	—	3,000

Total marketable securities	$54,544	$7	$(10)	$54,541

The Company classifies investments in auction rate securities as short-term investments although their scheduled maturities may be greater than 12 months. These securities are classified as current assets, since a market exists which enables the Company to sell these securities before their maturities and they are available to fund general corporate purposes.

The Company’s marketable securities at December 31, 2005 consisted primarily of U.S. government obligations, corporate bonds, and commercial paper. Net unrealized losses were $35 at December 31, 2005.

4. Deferred Royalty Fees

Deferred royalty fees included on the consolidated balance sheet totaled approximately $6,258 and $8,254 at December 31, 2006 and 2005, respectively.

Total royalty fee expense recognized in the consolidated statement of operations is as follows:

	For the Year Ended December 31,
	2006	2005	2004
Expense:
Amortized	$2,120	$1,413	$203
Immediately recognized	23	25	675

Total	$2,143	$1,438	$878

In 2004, the Company immediately recognized $650 of expense related to a $5,000 milestone payment received from sanofi-aventis that was immediately recognized as revenue.

5. Property and Equipment

Property and equipment consists of the following:

Asset Classification	Estimated Useful Life (Years)	December 31, 2006	December 31, 2005
Equipment	3-10	$5,237	$4,110
Computer hardware and software	1-3	2,174	2,794
Furniture and fixtures	3-5	540	726
Leasehold improvements	1-10	4,287	4,262

		$12,238	$11,892
Less: accumulated depreciation and amortization		(7,641)	(7,360)

Net book value		$4,597	$4,532

Depreciation and amortization expenses for the years ended December 31, 2006, 2005 and 2004 were $1,370, $1,528 and $1,844, respectively. Depreciation expenses on assets held under capital leases for the years ended December 31, 2006, 2005 and 2004 were $750, $833 and $1,108, respectively.

The capital lease facility agreement with GECC expired in 2006 and therefore no assets are recorded under capital leases with GECC as of December 31, 2006.

During 2006, $1,377 of fully depreciated assets was written-off because these assets were no longer in use. The amount mainly consisted of computer hardware, software and furniture and fixtures.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2006	December 31, 2005
Accrued payroll and benefits	$1,508	$2,608
Accrued professional fees	879	660
Accrued clinical expenses and contract research	1,043	1,714
Accrued miscellaneous fees and services	736	837

Total accrued expenses	$4,166	$5,819

7. Long-Term Debt and Capital Lease Obligations

Lease Obligations

The Company had a global capital lease facility agreement (the “GE Facility”) with General Electric Capital Corporation (“GECC”) allowing for eligible equipment purchases, primarily for new leasehold improvements, laboratory and computer hardware equipment, which expired in 2006. Fixed asset purchases under the GE Facility were recorded on the Company’s consolidated balance sheet at cost with a related liability to GECC recognized over a period of 36 or 48 equal monthly payments, depending on the nature of the assets acquired.

In conjunction with the GE Facility, the Company issued a warrant to GECC to purchase 9,579 shares of common stock with an exercise price of $5.64 per share. In 2005, GECC exercised all outstanding warrants and in a cashless exercise received 6,645 shares of common stock.

During 2006, 2005 and 2004, the Company made principal payments of $739, $1,723, and $2,286 to GECC. As of December 31, 2006, the loan was fully repaid and there are no remaining payments due for principal or interest obligations.

In August 2006, the Company entered into a €325 ($429 at December 31, 2006) capital lease agreement for the purchase of a piece of laboratory equipment. The lease extends for a period of 36 months with an annual interest rate of 7.33%. As of December 31, 2006, we have principal and interest obligations of €313 ($412 at December 31, 2006) remaining.

At December 31, 2006, future payments of principal and interest on the Company’s existing capital leases were due as follows:

Fiscal Year Ending December 31, 2006	Amount of Principal and Interest Payments
Total payments	501
Less: interest	(38)

Total principal payments	$463
Less: current portion	(166)

Total long-term principal payments	$297

Research and Development Funding

Coley GmbH has borrowed €1,534 (approximately $2,024 at December 31, 2006) from a German bank to fund the early development of the Company’s technology. The loan expires and the principal is due on December 31, 2007 and bears interest at six percent (6%) annually, payable on March 31 and September 30 of each year. Accordingly, the loan has been presented as short-term debt on the accompanying consolidated balance sheets as of December 31, 2006.

In addition to the six percent (6%) annual interest, an additional fee of six percent (6%) per annum, is payable at the expiration of the loan or upon repayment if the loan is repaid before the expiration date. The Company and Tbg revised the payment terms of this additional fee during 2006, delaying the payment of $1,093 due in 2007 until March and June of 2008. Accordingly, the additional fee is presented as a long-term liability as of December 31, 2006.

8. Redeemable Convertible Preferred Stock and Shareholders’ Equity

Redeemable Convertible Preferred Stock

Prior to the Company’s initial public offering, it has raised gross proceeds of approximately $145,621 through the issuance and sale of convertible preferred stock in private placement transactions.

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

The following table depicts the preferred stock values at December 31, 2004:

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

Upon the completion of the initial public stock offering on August 9, 2005, all outstanding preferred stock converted into 17,003,547 shares of common stock including 962,679 shares of common stock issued in connection with a guaranteed paid-in-kind dividend on the Series F preferred stock. The Company had 5,000,000 preferred shares authorized at December 31, 2006.

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

Warrants

At December 31, 2006, the Company had 2,027,561 warrants to purchase common stock outstanding with exercise prices of $5.64 (for 1,775,759 warrants) and $9.94 (for 251,802 warrants). These warrants are exercisable and expire at various times between December 29, 2008 and August 19, 2010, and were issued in conjunction with preferred stock financings prior to the Company’s IPO. Warrants may be exercised on a cashless basis. The warrants were allocated $3,002 of the preferred stock proceeds.

Warrants exercised in 2006 and 2005 are as follows:

	2006	2005
Warrants exercised	33,522	62,987
Shares issued	20,002	43,749

Stock-Based Compensation

Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and that used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 must apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). These companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards – either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, upon the adoption of SFAS No. 123(R), $776 of the Company’s deferred stock-based compensation balance of $9,630 as of December 31, 2005, which was accounted for under APB No. 25, was eliminated against additional paid-in-capital. The remaining portion of the deferred stock-based compensation balance at December 31, 2006 is comprised of the intrinsic value of stock options granted prior to April 20, 2005 (the date the Company filed its initial Registration Statement on Form S-1 with the SEC) at an exercise price below fair market value which were accounted for under the minimum value method for SFAS No. 123 disclosure purposes since the Company’s stock was not then publicly traded.

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

The table below illustrates the Black-Scholes option pricing model with the following assumptions used for grants issued to employees during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Risk-free interest rate	4.70%	4.35%	4.06%
Expected dividend yield	0%	0%	0%
Expected option life	6.25 years	5 years	7 years
Expected stock price volatility	75%	75%	0%

The table below illustrates the Black-Scholes option pricing model with the following assumptions used for grants issued to non-employees during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Risk-free interest rate	4.80%	4.39%	4.47%
Expected dividend yield	0%	0%	0%
Expected option life	10 years	10 years	10 years
Expected stock price volatility	80%	75%	80%

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeiture rates differ from those estimates. The Company will record additional expense if the actual forfeitures are less than those estimated and will record a recovery of expense if actual forfeitures are greater than those estimated. The Company recorded stock-based compensation expense related to stock options of $5,452, $11,795 and $3,419 for the years ended December 31, 2006, 2005 and 2004, respectively. No amounts related to stock-based compensation have been capitalized.

In 2005, there was one significant modification related to stock options. $2,100 of stock compensation expense was recognized for the re-measurement of stock options related to the departure of a former officer from the Company in 2005.

As of December 31, 2006, there remained approximately $11,848 of compensation costs, net of estimated forfeitures, related to unvested stock options to be recognized as expense over a weighted average period of approximately 2.48 years.

The Company has reserved 2,401,935 shares of common stock for issuance under the 2005 Plan. The Company has reserved 2,323,722 shares of common stock for issuance under the 1997 Plan, but which become unissued upon the cancellation, surrender or termination of such award for any reason whatsoever. Notwithstanding the foregoing, a maximum of 1,595,688 shares, subject to adjustment for stock splits and similar capital changes, remain to be issued as awards pursuant to the 2005 Plan.

A summary of stock option activity under the Company’s 1997 Stock Option and 2005 Stock Option Plans for the years ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,385,384	$4.86
Granted	311,136	$11.70
Cancelled	(86,556)	$10.58
Exercised	(455,575)	$1.47		$5,671

Options outstanding at December 31, 2006	3,154,389	$5.87	7.7	$17,570
Options vested at December 31, 2006	1,778,607	$4.26	7.1	$11,998
Options vested and expected to vest at December 31, 2006	3,084,659	$5.79	7.6	$17,361
Weighted average fair value of options granted during 2006		$8.40
Weighted average fair value of options granted during 2005		$11.41
Weighted average fair value of options granted during 2004		$8.43

The total intrinsic values of options exercised in 2005 and 2004 were $4,515 and $331, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Vested
$0.22	17,000	0.55 years	$0.22	17,000
$1.15	2,016,190	7.43 years	$1.15	1,363,377
$1.89 - $4.58	28,986	5.15 years	$3.64	27,052
$4.87 - $11.20	100,736	7.81 years	$9.78	32,126
$11.28 - $11.80	205,736	9.46 years	$11.41	—
$13.00 - $15.73	67,259	7.96 years	$14.82	21,709
$16.00	600,489	8.60 years	$16.00	200,950
$17.00 - $18.32	117,993	5.01 years	$18.28	116,393

	3,154,389	7.66 years	$5.87	1,778,607

9. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires that the Company record deferred tax assets and liabilities based upon the future tax consequence of differences between the book and tax basis of assets and liabilities, and other tax attributes, using future expected enacted tax rates. Deferred income tax expense or credits are based on changes in the value of the asset or liability from period to period. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. SFAS No. 109 requires that the Company assess the ability to realize deferred tax assets based upon this more likely than not standard and provide a valuation allowance for any tax assets not deemed realizable under this standard.

During 2005, management determined that it was more likely than not that the Company would be able to realize certain of its deferred tax assets related to its foreign operations. Accordingly, the Company reversed a portion of its valuation allowance on its deferred tax assets and recorded a deferred tax benefit of $251 during the year ended December 31, 2005.

The components of the income tax provision (benefit) from continuing operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current
Foreign—Canadian Provincial Taxes	$128	$82	$102
Deferred
Foreign	—	(251)	—

Provision (benefit) for income taxes	$128	$(169)	$102

For financial reporting purposes, the Company’s income (loss) before income taxes includes the following components for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Domestic—US	$(30,491)	$(38,740)	$(24,236)
Foreign	844	507	(9,643)

Total	$(29,647)	$(38,233)	$(33,879)

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory tax rate is as follows:

	2006	2005	2004
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Foreign taxes	0.2	0.1	10.6
State tax, net of Federal benefit	(5.9)	(4.7)	(3.9)
Non-cash compensation expense	4.4	10.5	—
Other	0.1	0.1	2.4
Change in valuation allowance	35.6	27.6	25.2

Effective tax rate	0.4%	(0.4)%	0.3%

The components of the deferred tax assets (liabilities) at December 31, 2006 and 2005, respectively, consist of the following:

	2006	2005
Deferred tax assets
Net operating loss carryforwards	$49,809	$49,978
Federal and foreign R&D credit carryforwards	3,148	2,382
Capitalized R&D	8,740	10,101
Capitalized costs	180	211
Accrued expenses and reserves	107	144
Deferred revenue	16,013	5,275
Depreciation	145	118
Stock-based compensation	648	—
Other	81	53

Gross deferred tax assets	78,871	68,262
Less: valuation allowance	(78,470)	(67,861)

Net deferred tax asset	$401	$401

As required under SFAS No. 109, the Company regularly monitors and assesses the realization of its deferred tax assets considering all available evidence, both positive and negative. As a result, the Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of all of its deferred tax assets and, therefore, established a valuation allowance for the majority of such assets, which is comprised principally of net operating losses, deferred revenue and credits. At December 31, 2006, and 2005 the Company recorded a valuation allowance of approximately $78,470 and $67,861, respectively, against its net deferred tax assets in the United States and certain foreign jurisdictions due to the uncertainty of realization of those assets as a result of the recurring and cumulative losses from operations. At December 31, 2006, the Company recorded a deferred tax asset of approximately $4,399 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved until the benefit from the exercise of stock options will be realized. The benefit from this deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As a result of continued losses from operations, the valuation allowance increased for the years ended December 31, 2006, 2005 and 2004 by $10,609, $20,601 and $9,542, respectively.

At December 31, 2006, the Company has U.S. federal and state net operating loss (“NOL”) carryforwards of $116,586 and $82,445, respectively, expiring at various dates through 2026. In fiscal years 1997, 2000 and in 2005 (at the initial public offering ), the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $11,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company’s net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change.

Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

At December 31, 2006 and 2005, the Company had German net operating loss carryforwards of approximately $13,578 and $12,773, respectively, and Canadian research and development related credit carryforwards of approximately $2,140 and $2,547 respectively, which will expire over various periods.

10. Employee Benefit Plans

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) that is available to all of its employees residing in the United States. Participants can voluntarily contribute a portion of their compensation to the 401(k) Plan, up to a maximum amount, as defined in the 401(k) Plan Agreement. The Company may contribute to the 401(k) Plan at the discretion of its Board of Directors. In 2006, 2005 and 2004 the Company made contributions to the 401(k) Plan of $214, $180 and $106, respectively.

The Company has a Registered Retirement Savings Plan (“RRSP”) and a defined contribution Deferred Profit Sharing Plan (“DPSP”) that is available to all of its employees residing in Canada (the “Canadian Plan”). Participants can voluntarily contribute a portion of their compensation to the RRSP subject to the limitations imposed by Canadian tax authorities. The Company may contribute to the DPSP, at its discretion, an amount matching the employees’ contribution to a maximum of five percent of their annual salary, subject to certain vesting requirements. In 2006, 2005 and 2004 the Company made contributions to the Canadian Plan of $110, $88 and $66, respectively.

The Company has a pension plan available to all of its employees residing in Germany (the “German Plan”). Participants can voluntarily contribute a portion of their compensation to the pension plan, up to 100 percent of their salary. The Company may contribute to the pension plan, at its discretion, up to a maximum of forty percent of the first six percent of the employee’s salary through 2004, subject to certain vesting requirements. Subsequent to 2004, the Company’s contribution may be revised every year at the discretion of the Company’s Board of Directors. In 2006, 2005 and 2004, the Company made contributions to the German Plan of $35, $37 and $36, respectively.

11. Commitments and Contingencies

Operating Leases

The Company’s principal administrative facilities are located in Wellesley, Massachusetts with additional facilities in Langenfeld and Düsseldorf, Germany and Ottawa, Canada.

Rental expense recorded during 2006, 2005 and 2004 was approximately $1,853, $1,869 and $1,672, respectively. Future minimum lease payments under the Company’s operating leases are as follows:

Years Ending December 31,
2007	$1,653
2008	1,922
2009	1,190
2010	888
2011	507
Thereafter	359

Total lease payments	$6,519

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

Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2006.

12. Significant Research and Development and Licensing Agreements

Revenue recognized under the Company’s collaborative research and development agreements for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Cash Received	Revenue Recognized for the Year Ended December 31,			Remaining Deferred Revenue
Collaborative Agreements	2004 – 2006	2006	2005	2004
Pfizer
Fees amortized over performance period	$50,000	$13,636	$9,091	$—	$27,273
Cost reimbursement	5,262	2,017	405	—	2,906

GlaxoSmithKline
Fees amortized over performance period	—	687	762	662	10,142

sanofi-aventis
Milestones recognized when earned	5,000	—	—	5,000	—
Cost reimbursement	92	—	—	92	—

Novartis Vaccines
Fees amortized over performance period	375	85	70	67	1,148
Cost reimbursement	259	96	135	28	—

AVANT
License fee	100	100	—	—	—
Other	405	161	128	115	—

Total	$61,493	$16,782	$10,591	$5,964	$41,469

Since the inception of these agreements and others, the Company has received $91,350 under collaborative research agreements through December 31, 2006.

Pfizer

In March 2005, the Company entered into a series of agreements with Pfizer under which it has granted Pfizer development and worldwide marketing rights to CPG 7909, now referred to as PF-3512676 by Pfizer. Under the license agreement, the Company has received a $50,000 upfront license fee and may receive up to $455,000 in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, as well as royalties on any future product sales. The Company also entered into a stock purchase agreement with Pfizer pursuant to which Pfizer purchased $10,000 of the Company’s common stock in a private placement concurrent with the Company’s initial public offering.

A primary focus of the agreements with Pfizer is the development and commercialization of PF-3512676 for the treatment, control and prevention of multiple cancers, including the first-line treatment of advanced non-small cell lung cancer, or NSCLC. Pfizer will fund virtually all future development of PF-3512676 including Phase III clinical trials for the first-line treatment of NSCLC, breast cancer and other cancer indications. Pfizer has initiated two pivotal international Phase III clinical trials of PF-3512676 in first-line NSCLC patients.

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

In connection with the $50,000 upfront license payment, the Company will recognize this initial fee over 44 months, the expected period of the Company’s performance obligations. Accordingly, for the year ended December 31, 2006 and 2005, the Company recognized license, sponsored research revenue and expense reimbursements of $15,653 and $9,496, respectively. To date, the Company has received or invoiced $55,328 for upfront license, sponsored research and expense reimbursement.

During 2005, the Company paid UIRF $6,500 and the OHRI $150 for royalties related to the $50,000 upfront license payment received from Pfizer. These amounts were included in deferred royalty fees and are being recognized as expense over 44 months to match the recognition as revenue of the $50,000 upfront payment.

GlaxoSmithKline

Pursuant to two agreements, the Company has licensed VaxImmune™ to GlaxoSmithKline to be used in the fields of certain cancer and infectious diseases vaccines. The Company has a co-exclusive license agreement with GlaxoSmithKline, pursuant to which the Company granted GlaxoSmithKline a license to develop and commercialize several prophylactic and therapeutic infectious disease vaccines, as well as a non-exclusive agreement to develop and commercialize vaccines for three cancer indications. In 2006, the Company amended its strategic alliance license agreement with GlaxoSmithKline for the use of the Company’s VaxImmune vaccine adjuvant product in the development of certain infectious disease vaccines. Also certain co-exclusive licenses in the original agreement for the use of VaxImmune with select infectious disease antigens will be converted to non-exclusive licenses. As part of the conversion, there was an adjustment to the financial terms (milestones and royalties) including a $17,400 reduction in the potential regulatory and development milestones to be earned by the Company under the original $79,250 infectious disease agreement.

Under the terms of these agreements, as amended, the Company is entitled to receive up to $105,850 in payments ($61,850 for infectious disease vaccines and $44,000 for cancer vaccines) representing upfront and various option payments, development and regulatory milestones and royalties based on any future product sales. The Company has received payments aggregating $19,523 ($11,500 for infectious disease vaccines and $8,023 for cancer vaccines) related to upfront license fees, option fees and patent milestones. GlaxoSmithKline has initiated four clinical studies combining VaxImmune with their vaccines.

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

During the period covered by these consolidated financial statements, the Company has received payments totaling approximately $5,092 from sanofi-aventis including:

•	$5,000 received in 2004 upon the achievement of clinical milestones (these amounts were recognized as collaborative research and development revenue upon receipt); and

•	$92 received related to expense reimbursement.

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

Novartis Vaccines

The Company has a non-exclusive worldwide license agreement with Novartis Vaccines to incorporate VaxImmune into multiple vaccine candidates for use in certain prophylactic infectious diseases fields. The agreement provides for payments upon achievement of development and regulatory milestones and royalties from sales of vaccine products developed. The agreement also grants rights to future products and know-how.

During the period covered by these consolidated financial statements, the Company received payments totaling approximately $634 from Novartis including:

•	$259 of expense reimbursement; and

•

$150 received in 2006, $100 received in 2005 and $50 received in 2004 as annual maintenance payments, creditable against future milestone payments, and $75 received in 2005 as a milestone payment. Accordingly, these payments have been deferred and are being recognized as collaborative research and development revenue over our performance period.

Either party may terminate the collaboration relationship upon customary terms included in the agreement, including upon an uncured material default by the other party, as defined in the license agreement. This license extends until 2017.

AVANT Immunotherapeutics, Inc.

In 2006, the Company entered into a license agreement with AVANT Immunotherapeutics, Inc. (“AVANT”). The license agreement is for the use of VaxImmune in combination with AVANT’s CETP vaccine candidate for cholesterol management. The agreement provides for payments upon achievement of development and regulatory milestones and royalties from sales of vaccine products developed. Under this agreement AVANT is solely responsible for the development of products containing VaxImmune.

Upon the execution of the agreement, the Company received a $100 non-refundable upfront payment from AVANT. This amount has been included in collaborator revenue for the year ended December 31, 2006.

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

Government Contracts and Grants

U.S. National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health (NIH). The Company has a $6,250 grant with the NIAID to perform research and preclinical development in the area of pulmonary innate immune activation for biodefense. This grant extends through February 2007 and the Company has applied for an additional one-year extension for this grant through February 2008. The Company has recognized revenues under this grant of approximately $856, $2,469, and $2,333 in 2006, 2005, and 2004, respectively.

In 2004, the Company was awarded a $16,902 five-year contract to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bio-terror agents. The Company recognized revenues under this contract of approximately $2,563, $2,295 and $1,976 for the years ended December 31, 2006, 2005 and 2004, respectively.

Funding of the above mentioned government contracts and grants beyond the U.S. government’s current fiscal year is subject to Congressional appropriations. Overhead billed to the United States government under these contracts is considered provisional until audited by the United States government.

Technology In-Licenses

Ottawa Health Research Institute.

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

University of Iowa Research Foundation.

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

13. Transactions with Related Persons

In 2001, the Company loaned its co-founder and Chief Scientific Officer, Dr. Arthur Krieg, $500 evidenced by a promissory note bearing interest of 7% and payable in full on May 8, 2006. The loan was made in connection with Dr. Krieg’s purchase of a home in Massachusetts. In 2005, Dr. Krieg remitted $310 to the Company as a partial pre-payment of his loan. In May 2006, Dr. Krieg settled the remaining balance of approximately $353, including interest, by tendering 24,579 shares of Coley common stock to the Company.

14. Subsequent Event

On January 18, 2007, the Board of Directors of the Company authorized the suspension of the independent development of ACTILON, the Company’s product candidate for the treatment of Hepatitis C virus (HCV) infection. In accordance with these program decisions, the Company will reduce its headcount by approximately 22 percent, or 32 employees. Employees affected by the reduction have been offered severance and outplacement support. The estimated termination charges will be approximately $1,200 and will be incurred primarily in the first quarter of 2007. In addition, the Company will adjust its non-cash stock compensation expense related to former employees in the first quarter of 2007.

15. Unaudited Selected Quarterly Financial Data

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

	For the Quarters Ended
	Mar 31	June 30	Sept 30	Dec 31
2006
Total revenues	$5,049	$4,877	$5,088	$5,187
Total operating expenses	14,185	14,566	14,918	11,585
Net loss	(7,790)	(8,330)	(8,484)	(5,171)
Net loss per share	$(0.30)	$(0.32)	$(0.32)	$(0.20)
2005
Total revenues	$1,790	$3,702	$4,946	$5,446
Total operating expenses	14,390	11,661	16,147	14,041
Net loss	$(12,658)	$(7,895)	$(10,474)	$(7,037)
Net loss per share	$(12.88)	$(7.98)	$(0.71)	$(0.27)