Form 10-Q
period 2007-03-31
Coley Pharmaceutical Group, Inc.
filed 2007-05-09
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 26, 2007, there were 26,504,833 shares of the Registrant’s Common Stock issued and outstanding.

Coley Pharmaceutical Group, Inc.

Form 10-Q Index

For the Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$53,831	$52,505
Marketable securities	43,930	54,541
Accounts receivable	1,101	448
Prepaid expenses and other current assets	2,056	1,833
Deferred royalty fees	2,082	2,022

Total current assets	103,000	111,349
Property and equipment, net	4,336	4,597
Deferred royalty fees	3,731	4,236
Other noncurrent assets	1,847	2,093

Total assets	$112,914	$122,275

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,508	$1,874
Accrued expenses	4,368	4,332
Current portion of note payable	2,344	2,024
Deferred revenue	16,425	15,873

Total current liabilities	24,645	24,103
Deferred revenue	21,761	25,596
Note payable	835	1,093
Other noncurrent liabilities	805	841

Total liabilities	48,046	51,633

Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value:
Authorized shares—5,000,000 shares at March 31, 2007 and December 31, 2006, respectively
No shares outstanding at March 31, 2007 and December 31, 2006, respectively
Common stock, $0.01 par value:
Authorized shares—50,000,000 shares at March 31, 2007 and December 31, 2006
Issued and outstanding shares— 26,480,081 and 26,382,432 shares at March 31, 2007 and December 31, 2006, respectively	264	264
Additional paid-in capital	293,613	293,032
Accumulated other comprehensive income	690	619
Deferred compensation	(4,148)	(5,438)
Accumulated deficit	(225,551)	(217,835)

Total shareholders’ equity	64,868	70,642

Total liabilities and shareholders’ equity	$112,914	$122,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Revenue
Collaborative agreements	$4,352	$4,024
Government contracts and grants	1,171	1,025

Total revenue	5,523	5,049

Operating expenses
Research and development	10,033	10,817
General and administrative	3,883	2,863
Royalty expense	474	505

Total operating expenses	14,390	14,185

Loss from operations	(8,867)	(9,136)
Other income (expense)
Interest income	1,278	1,469
Interest expense	(70)	(67)
Foreign currency loss	(35)	(35)

Total other income	1,173	1,367

Loss before income taxes	(7,694)	(7,769)
Income tax expense	(21)	(21)

Net loss	(7,715)	(7,790)

Comprehensive loss
Net loss	$(7,715)	$(7,790)
Other comprehensive income (loss):
Foreign currency translation adjustments	64	53
Unrealized gain (loss) on investments	7	(77)

Comprehensive loss	$(7,644)	$(7,814)

Basic and diluted net loss per share	$(0.29)	$(0.30)

Weighted average shares used to compute basic and diluted loss per share	26,432	26,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities
Net cash used in operating activities	(9,395)	(8,780)

Cash flows from investing activities
Purchases of marketable securities	(29,192)	(21,543)
Maturities of marketable securities	39,810	8,110
Purchases of property and equipment	(56)	(187)
Other	59	46

Net cash provided by (used in) investing activities	10,621	(13,574)

Cash flows from financing activities
Principal payments of capital lease obligations	(41)	(381)
Proceeds from stock option exercises	65	372
Proceeds from repayment of shareholder note	—	40

Net cash provided by financing activities	24	31

Exchange rate effect on cash and cash equivalents	76	98

Net increase (decrease) in cash and cash equivalents	1,326	(22,225)
Cash and cash equivalents, beginning of period	52,505	85,911

Cash and cash equivalents, end of period	$53,831	$63,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share data)

1. Nature of the Business, Basis of Presentation and Significant Accounting Policies

Nature of the Business

Coley Pharmaceutical Group, Inc. (the “Company”) is focused on discovering and developing a novel class of drug candidates for several disease indications including cancers, allergy and asthma and to enhance the effectiveness of vaccines. The Company’s proprietary TLR Therapeutics™ act by stimulating a specific class of targets, called Toll-like receptors, or TLRs, found on immune system cells which direct the immune system to fight disease.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, Coley Pharmaceutical GmbH, Coley Pharmaceutical Group, Ltd. and Coley Pharmaceutical Security Corporation. All significant intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements of Coley Pharmaceutical Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The financial information as of March 31, 2007 and for the three months ended March 31, 2007 and March 31, 2006 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of this interim period have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Marketable securities as of March 31, 2007 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Certificates of deposit	2,000	1		2,001
U.S. government obligations	18,382	1	(1)	18,382
Corporate bonds	5,076	1		5,077
Commercial paper	4,470			4,470
Auction rate securities	14,000			14,000

Total marketable securities	$43,928	$3	$(1)	$43,930

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

Deferred royalty fees included in the condensed consolidated balance sheet totaled $5,813 and $6,258 at March 31, 2007 and December 31, 2006, respectively.

2. Stock-Based Compensation

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has one plan that has been terminated as to future grants, but under which options are currently outstanding. The equity incentive plans are described more fully in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the quarters ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Weighted average fair value of options granted during the period	$6.43	$10.85
Assumptions:
Risk-free interest rate	4.56%	4.83%
Expected dividend yield	0%	0%
Expected option life	6.25 years	6.25 years
Expected stock price volatility	67%	75%

The Company, due to its limited history as a public company, bases its expected volatility upon the expected stock price volatility of similar companies that are in the same industry, stage of life cycle, size and financial leverage and whose stock prices are publicly available.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Research and development	$794	$690
General and administrative	1,011	671

Total stock-based compensation expense	$1,805	$1,361

In the three months ended March 31, 2007, $289 of non-cash stock compensation expense was recognized for the re-measurement of stock options related to the modification of options that was undertaken for three employees impacted by the decision to suspend further development of ACTILONTM in January 2007. For stock options accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), $515 of deferred compensation was reclassified against additional paid-in-capital to account for the terminations.

A summary of stock option activity under the Company’s 1997 Employee, Director and Consultant Stock Option Plan and 2005 Stock Option Plan for the period ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	3,154,389	$5.87	7.7	$17,570
Granted	740,300	$9.86
Cancelled	(53,690)	$9.09
Exercised	(53,235)	$1.21

Options outstanding at March 31, 2007	3,787,764	$6.67	7.9	$16,783
Options vested at March 31, 2007	1,870,202	$4.45	7.0	$12,257

As of March 31, 2007, there remained approximately $14,595 of compensation costs, net of forfeitures, related to unvested stock options to be recognized as expense over a weighted average period of approximately 2.82 years.

3. Net Loss Per Common Share

The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and other potential common shares then outstanding. Other potential common shares consist of shares issuable upon the exercise of stock options and common stock warrants. Diluted net loss per share is identical to basic net loss per share for all periods presented since other potential common shares are excluded from the calculation as their effect is anti-dilutive.

The following table shows potentially dilutive common shares outstanding which are not included in the historical calculations of net loss per common share as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended March 31,
	2007	2006
Options	2,026,694	2,334,011
Common stock warrants	1,673,759	2,038,205

	3,700,453	4,372,216

4. Significant Research and Development and Licensing Agreements

Pfizer Inc.

In March 2005, the Company entered into a series of agreements with Pfizer Inc. (“Pfizer”) under which it has granted Pfizer development and worldwide marketing rights to CPG 7909, now referred to as PF-3512676 by Pfizer. Under the license agreement, the Company received a $50,000 upfront license fee and may receive up to $455,000 in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, as well as royalties on any future product sales. The Company also entered into a stock purchase agreement with Pfizer pursuant to which Pfizer purchased $10,000 of the Company’s common stock in a private placement concurrent with the Company’s initial public offering.

A primary focus of the agreements with Pfizer is the development and commercialization of PF-3512676 for the treatment, control and prevention of multiple cancers, including the treatment of advanced non-small cell lung cancer, or NSCLC. Pfizer will fund all future development of PF-3512676 including Phase III clinical trials for the treatment of NSCLC, breast cancer and other cancer indications. Pfizer has initiated two pivotal international Phase III clinical trials of PF-3512676 in the first-line treatment of advanced NSCLC patients. Target patient enrollment of approximately 800 patients has been achieved in each trial.

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

In connection with the $50,000 upfront license payment from Pfizer, the Company will recognize this initial fee over 44 months, the expected period of the Company’s performance obligations. For the three months ended March 31, 2007 and 2006, the Company recognized license, sponsored research revenue and expense reimbursements of $4,120 and $3,795. To date, the Company has received or invoiced $55,987 for upfront license, sponsored research and expense reimbursement under the Pfizer agreement. As of March 31, 2007, there is $26,718 of deferred revenue that will be recognized over the remaining 21 months of the performance period.

During 2005, the Company paid UIRF $6,500 and the OHRI $150 for royalties related to the $50,000 upfront license payment received from Pfizer. These amounts were included in deferred royalty fees and are being recognized as expense over 44 months to match the recognition as revenue of the $50,000 upfront payment from Pfizer.

Government Contracts and Grants

U.S. National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health (NIH)

The Company has a $6,250 grant with the NIAID to perform research and preclinical development in the area of pulmonary innate immune activation for bio-terror defense. This grant terminated in February 2007 and the Company has applied for a one-year extension for this grant through February 2008. The Company has recognized revenues under this grant of $121 and $441 for the three months ended March 31, 2007 and 2006, respectively.

In 2004, the Company was awarded a $16,902 five-year contract to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bio-terror agents. The Company recognized revenues under this contract of $1,050 and $584 for the three months ended March 31, 2007 and 2006, respectively.

Funding of the above mentioned government contracts and grants beyond the U.S. government’s current fiscal year is subject to Congressional appropriations.

5. Suspension of ACTILON Clinical Development

In January 2007, the Company suspended its independent development of ACTILON, the Company’s product candidate for the treatment of Hepatitis C virus (HCV) infection. In accordance with this program decision, the Company is reducing its headcount by approximately 22 percent, or 32 employees, with such reduction to be completed in the second quarter of 2007. As of March 31, 2007, the Company has reduced its workforce (predominately clinical development staff) by approximately 18 percent, or 27 employees. Five additional positions will be eliminated in the second quarter of 2007.

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company has recognized $1,176 of expense related to the severance and outplacement support offered to employees affected by this program decision. For the three months ended March 31, 2007, $767 was recorded as research and development expense and $409 as general and administrative expense. The Company also has $648 accrued for severance expenses at March 31, 2007, which will be fully paid by December 2007. In addition, the Company has recognized $289 of non-cash stock compensation expense for the re-measurement of stock options related to the modification of options that was undertaken for three employees impacted by this program decision in compliance with their severance agreements. For stock options accounted for under APB No. 25, $515 of deferred compensation was reclassified against additional paid-in-capital to account for the terminations.

6. Accounting for the Uncertainty of Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

The Company has an uncertain tax position of approximately $5,000 which did not change significantly during the three months ended March 31, 2007. The uncertain tax position results in a decrease of the Company’s net operating loss deferred tax asset, which is offset by a valuation allowance. Accordingly, there was no impact on the Company’s consolidated financial position, results of operations and cash flows as a result of the adoption of FIN 48.

Interest and penalties related to income taxes will be recorded as a component of the tax provision. As of March 31, 2007, we have not accrued any amounts for interest or penalties.

The open tax years by major jurisdiction are:

1)	United States: the years ended December 31, 1997 through 2006;

2)	Canada: the years ended December 31, 2001 through 2006;

3)	Germany: the years ended December 31, 2001 through 2006.

As discussed in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company has a valuation allowance for the majority of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

7. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether this standard will have a material effect on its financial position or results of operations.

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

8. Subsequent Event

In April 2007, the Company entered into an agreement with Merck & Co., Inc. (“Merck”) that grants a worldwide, non-exclusive license for the Company’s VaxImmuneTM vaccine adjuvant for incorporation into vaccines being developed by Merck for certain infectious diseases and Alzheimer’s disease, as well as the option to add additional fields to the license. Under the terms of the agreement, Merck has agreed to pay the Company an upfront license fee of $4,000 which is expected to be recognized as revenue in the second quarter of 2007. The Company is also eligible to receive milestone payments of up to $33,000 as well as royalties from the sale of any products that are commercialized under the agreement.

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

Overview

We are a biopharmaceutical company focused on discovering and developing TLR TherapeuticsTM, a novel class of drug candidates, for several disease indications including cancers, asthma and allergic disorders, and to enhance the effectiveness of vaccines. We began operations in 1998. We and our collaborators currently have three clinical drug candidates in clinical trials, all of which agonize, or stimulate, one specific Toll-like receptor (“TLR”), TLR9. Our most advanced clinical compound is in Phase III clinical testing for cancer with our collaborator, Pfizer Inc. We have a collaboration with sanofi-aventis in the area of asthma and allergic disorders. We also have license agreements with various vaccine developers to improve the performance and efficacy of their vaccines with our proprietary vaccine adjuvant technology, which we call VaxImmuneTM. Our most advanced VaxImmune program is currently in Phase II clinical testing with GlaxoSmithKline. Since our inception, we have generated significant losses while we or our collaborators have advanced our products into clinical trials. As of March 31, 2007, we had accumulated a deficit of $225.6 million.

In 2006 and 2005, we explored the development of ACTILONTM for the treatment of HCV in treatment-experienced patients. Based on interim results from two ongoing clinical trials in the treatment-experienced HCV patient population, we made a strategic program decision in January 2007 to suspend our independent development of ACTILON. We believe that the commercial potential for ACTILON may be fully realized by pursuing clinical development in the treatment-naïve patient population or by using ACTILON in combination with newer therapies currently in clinical development by other biotechnology and pharmaceutical companies. We believe these opportunities are better explored with a partner which will share the development costs or at such time when the market opportunity and development path for a second-generation immunomodulating agent for the treatment of HCV becomes clearer.

In accordance with this program decision, we are reducing our headcount by approximately 22 percent, or 32 employees, with such reduction to be completed in the second quarter of 2007. As of March 31, 2007, we have reduced our workforce (predominately clinical development staff) by approximately 18 percent, or 27 employees to 121 full-time employees located in the United States, Canada and Germany. Five additional positions will be eliminated in the second quarter of 2007. As a result of this reduction in headcount and based upon our current operating plan, we anticipate achieving approximately $3.0 million in cost savings in 2007.

For the three months ended March 31, 2007, we have recognized $1.2 million of expense related to the severance and outplacement support offered to employees affected by this program decision and have $0.6 million accrued for severance expenses, which will be fully paid by December 2007. In addition, we have recognized $0.3 million of non-cash stock compensation expense for the re-measurement of stock options related to the modification of options that was undertaken for three employees impacted by this program decision in compliance with their severance agreements.

As a result of our decision to suspend our independent development of ACTILON, we will focus our resources towards discovering and developing new TLR Therapeutics, including other synthetic agonists and antagonists targeting TLRs 7, 8 and 9, as well as synthetic RNA-based drugs designed to stimulate Toll-like receptors 7 and 8. This change will result in a shift in the components of our research and development spending in 2007 compared to 2006. Based on our current operating plan, we expect spending in discovery research and preclinical expense to increase by approximately $5.5 million in 2007 from 2006 and spending in clinical trials and drug development to decrease by approximately $6.5 million in 2007 from 2006. Overall spending in research and development is expected to decrease by approximately $2.0 million in 2007 from 2006 to approximately $39.0 million.

United States Government Contracts and Grants

As of March 31, 2007, gross proceeds of $10.3 million remained to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as potential reimbursement for our employees’ time and benefits and other expenses related to performance under the various contracts. Funding of these government contracts and grants beyond the United States government’s current fiscal year are subject to annual Congressional appropriations.

The financial status of our United States government contracts and grants, in millions, is as follows:

Program Title	Agency		Program Total	Total Received Through March 31, 2007	Remaining Amounts to be Received March 31, 2007	Contract/ Grant Expiration
Pulmonary Innate Immune Activation for Bio-terror Defense	NIAID	(1)	$6.3	$6.0	$0.3	2007
Innate Immune Receptors and Adjuvant Discovery	NIAID	(1)	16.9	6.9	10.0	2009

Total			$23.2	$12.9	$10.3

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

Our significant accounting policies are described in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 and in Note 1 to our unaudited financial statements accompanying this Report. However, we believe that the following critical accounting policies related to income taxes, adopted in the first quarter of 2007, is important to the understanding and evaluating our reported financial results.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

We have an uncertain tax position of approximately $5.0 million which did not change significantly during the three months ended March 31, 2007. The uncertain tax position results in a decrease of our net operating loss deferred tax asset, which is offset by a valuation allowance. Accordingly, there was no impact on our consolidated financial position, results of operations and cash flows as a result of the adoption of FIN 48.

Results of Operations

For the Three Months Ended March 31, 2007 and 2006

Revenue: Revenue increased by $0.5 million to $5.5 million in the three months ended March 31, 2007 from $5.0 million in the same period in 2006, an increase of 9.4%.

	Three months ended March 31,		Increase/ (Decrease)
Revenue	2007	2006
		(in thousands)
Collaborator:
Fees recognized over performance period	$3,604	$3,602	$2
Cost reimbursement and other	748	422	326

Total collaborator	4,352	4,024	328
Government	1,171	1,025	146

Total Revenue	$5,523	$5,049	$474

Collaborator revenue increased by $0.3 million in the three months ended March 31, 2007 compared to the same period in 2006. This increase was primarily due to reimbursement from Pfizer for development services incurred on their behalf under our license agreement with them.

Government revenue increased by $0.1 million in the three months ended March 31, 2007 compared to the same period in 2006. This increase is due primarily to a $0.4 million increase in our Innate Immune Receptors and Adjuvant Discovery grant with NIAID offset by a $0.3 million decrease in our Pulmonary Innate Immune Activation for Bio-terror Defense grant with NIAID.

In the second quarter of 2007, we expect to record an additional $4.0 million in revenue associated with an upfront license fee from a VaxImmune license entered into with Merck & Co., Inc.

Research and development expenses: Research and development expenses decreased by $0.8 million to $10.0 million in the three months ended March 31, 2007 from $10.8 million in the same period in 2006, a decrease of 7.3%. In the three months ended March 31, 2007, we recorded $0.8 million of severance costs and $0.1 million of non-cash stock compensation expense, predominantly for clinical development staff, associated with the decision to suspend development of ACTILON.

	Three months ended March 31,		Increase/ (Decrease)
Research and Development Expenses	2007	2006
		(in thousands)
Discovery research and preclinical expense	$4,820	$4,062	$758
Clinical trials and drug development expense	3,070	4,849	(1,779)
Government program expense	985	852	133
Stock compensation expense	794	690	104
Depreciation and amortization expense	364	364	—

Total research and development expenses	$10,033	$10,817	$(784)

Discovery research and preclinical expense increased by $0.8 million in the three months ended March 31, 2007 as compared to the same period in 2006. The increase was due primarily to higher patent related costs and higher compensation and lab supply expenses. Discovery research and preclinical expense includes basic research, chemical development, pharmacology, product development and patent related legal costs related to our internal research programs.

Clinical trials and drug development expense decreased by $1.8 million in the three months ended March 31, 2007 as compared to the same period in 2006. This decrease was comprised of a $0.1 million decrease in internal expenses and a $1.7 million decrease in external expenses. Our internal resources, employees and infrastructure are not directly tied to any individual project. Only external costs are tracked by product candidate. External expenses by product candidate are as follows:

	Three months ended March 31,		Increase/ (Decrease)
	2007	2006
		(in thousands)
Internal expenses (non-program specific)	$2,606	$2,683	$(77)
External expenses:
PF-3512676	53	64	(11)
ACTILON	411	2,102	(1,691)

Total external expenses	464	2,166	(1,702)

Total clinical trial and drug development expense	$3,070	$4,849	$(1,779)

External expenses for our ACTILON program were $0.4 million in the three months ended March 31, 2007, a decrease of $1.7 million over the same period in 2006. This decrease was due primarily to lower manufacturing, toxicology, and clinical trial expenses resulting from our decision to suspend further development of ACTILON.

External expenses for our PF-3512676 program were $0.1 million for the three months ended March 31, 2007, and were substantially unchanged compared to the same period in 2006.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our clinical immunology laboratory.

Government program expense increased by $0.1 million to $1.0 million in the three months ended March 31, 2007 compared to the same period in 2006, due primarily to higher expenses on our Innate Immune Receptors and Adjuvant Discovery grant with NIAID. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

Stock compensation expense increased $0.1 million to $0.8 million for the three months ended March 31, 2007 from $0.7 million in the same period 2006. The increase in stock compensation expense is due primarily to the re-measurement of stock options related to the modification of options that was undertaken for an employee impacted by the decision to suspend further development of ACTILON.

Depreciation and amortization expense for laboratory equipment and leasehold improvements at our research facilities of $0.4 million in the three months ended March 31, 2007 was unchanged as compared to the same period in 2006.

General and administrative expenses: General and administrative expenses increased by $1.0 million to $3.9 million in the three months ended March 31, 2007 from $2.9 million in the same period in 2006, an increase of 35.6%. In the three months ended March 31, 2007, we recorded $0.4 million of severance costs and $0.2 million of non-cash stock compensation expense associated with the decision to suspend further development of ACTILON.

	Three months ended March 31,		Increase/ (Decrease)
General and Administrative Expenses	2007	2006
		(in thousands)
Compensation and personnel related expense	$1,897	$1,313	$584
Professional services	656	597	59
Insurance	229	191	38
Facility costs	68	69	(1)
Stock compensation expense	1,011	671	340
Depreciation and amortization expense	22	22	—

Total general and administrative expenses	$3,883	$2,863	$1,020

The $1.0 million increase in general and administrative expenses in the three months ended March 31, 2007 compared to the same period in 2006 was primarily attributed to a $0.6 million increase in compensation expense, primarily severance, and a $0.3 million increase in stock compensation expense. The increase in stock compensation expense is due primarily to the re-measurement of stock options related to the modification of options that was undertaken for two employees impacted by the decision to suspend further development of ACTILON.

Royalty expense: Royalty expense results from royalties paid to the University of Iowa Research Foundation and the Ottawa Health Research Institute related to revenues from collaboration agreements. Royalty expense was $0.5 million for the three months ended March 31, 2007 and was substantially unchanged as compared to the same period in 2006.

Other income and expense: Interest income decreased by $0.2 million to $1.3 million in the three months ended March 31, 2007 compared to the same period in 2006 reflecting lower average cash and investment balances. Interest expense was $0.1 million in the three months ended March 31, 2007 and was substantially unchanged compared to the same period in 2006.

Net loss: For the reasons stated above, net loss decreased by $0.1 million to $7.7 million in the three months ended March 31, 2007 from a net loss of $7.8 million in the same period in 2006.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 1998, we have funded our operations primarily through:

•	proceeds of $145.6 million from private placements of preferred stock and warrants;

•	proceeds of $110.8 million from our initial public offering and concurrent private placement of common stock to Pfizer;

•	cash receipts of $92.4 million from our commercial collaborations;

•	cash receipts of $24.6 million from United States government contracts and grants;

•	$7.2 million borrowed for leasehold improvements and equipment financing under a capital lease facility; and

•	$2.1 million in debt to fund our initial research and development activities.

Included in the amounts above is $66.0 million from Pfizer that we have received in upfront license fees, sales of common stock, sponsored research fees and expense reimbursements.

At March 31, 2007, we had unrestricted cash, cash equivalents and marketable securities of $97.8 million compared to $107.0 million as of December 31, 2006.

We invest in cash equivalents, U.S. government obligations, high-grade municipal and corporate notes, commercial paper and auction rate securities. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income.

	Three Months Ended March 31,		Change
Summary Cash Flow Information	2007	2006	2007 vs. 2006
		(in thousands)
Net cash provided by (used in):
Operating activities	$(9,395)	$(8,780)	$(615)
Investing activities	10,621	(13,574)	24,195
Financing activities	24	31	(7)
Exchange rate effect on cash and cash equivalents	76	98	(22)

Net increase (decrease) in cash and cash equivalents	$1,326	$(22,225)	23,551

Cash and cash equivalents at March 31	$53,831	$63,686	$(9,855)
Marketable securities at March 31	43,930	70,431	(26,501)

Cash, cash equivalents and marketable securities at March 31	$97,761	$134,117	$(36,356)

Three months ended March 31, 2007 and 2006

Net cash used in operating activities increased by $0.6 million to $9.4 million in the three months ended March 31, 2007 as compared to the same period in 2006 due primarily to a $0.9 million change in net working capital resulting primarily from timing in the collection of accounts receivables from collaborators.

Net cash provided by investing activities increased by $24.2 million to $10.6 million in the three months ended March 31, 2007 primarily due to an increase in maturities of marketable securities.

Net cash provided by financing activities in the three months ended March 31, 2007 was substantially unchanged compared to the same period in 2006.

Our foreign currency cash balances at our subsidiary in Germany expose us to fluctuations in currency exchange rates. During the three months ended March 31, 2007, the U.S. Dollar depreciated approximately 1.0% against the Euro, which resulted in a $0.1 million favorable translation adjustment when converting our Euro cash balances to U.S. Dollars for financial reporting purposes.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of March 31, 2007:

	Cash Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
			(in thousands)
Operating leases	$6,142	1,728	2,872	1,272	270
Capital leases	458	191	267	—	—
Note payable	3,179	2,344	835	—	—
In-licensed technology	750	150	300	300	*
Other liabilities	549	—	—	—	549

	$11,078	$4,413	$4,274	$1,572	$819

*	Minimum annual license fees of $0.2 million are required through the date of the last patent expiration. As a result of pending patents, we are currently unable to determine the length of this period.

Operating Leases

Our commitments under operating leases shown above consist of payments relating to our real estate lease in Wellesley, Massachusetts, expiring in 2008, our lease in Ottawa, Canada, expiring in 2012, our two leases in Langenfeld, Germany, expiring in 2007 and 2010, and our lease in Düsseldorf, Germany, expiring in 2010.

Capital Leases

In August 2006, we entered into a €0.3 million ($0.4 million at March 31, 2007) capital lease agreement for the purchase of a piece of laboratory equipment. The lease extends for a period of 36 months with an annual interest rate of 7.33%. As of March 31, 2007, we have principal and interest obligations of €0.3 million ($0.4 million at March 31, 2007) remaining.

Note Payable

In 1998, our foreign subsidiary, Coley Pharmaceutical GmbH (Coley GmbH), obtained a research and development loan from Technologie-Beteiligungs-Gesellschaft (Tbg). The loan of €1.5 million ($2.0 million at March 31, 2007) was to fund the early research and development of our product candidates. The loan bears interest at 6% annually, with principal payable by December 31, 2007 and interest payable semi-annually on March 31 and September 30. An additional fee of 6% annually of the loan principal is payable when the loan is due. We and Tbg revised the payment terms of this additional fee during 2006, delaying the payments of $1.2 million due in 2007 until March and June of 2008.

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

Based on our current operating plan, we believe that our cash and cash equivalent balance at March 31, 2007 will be sufficient to finance our working capital and capital requirements for approximately 3 years. Changes in our research and development plans or other changes affecting our operating expenses may affect our cash burn and existing cash resources. We expect our sources of funding for the next several years to include potential milestone payments relating to PF-3512676, sanofi-aventis’ drug candidates and VaxImmune, proceeds from our government programs and other collaborative license agreements we may enter into. In addition, we may incur expenses from time to time in connection with any acquisitions or other in-licenses of technology or other assets.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial position and results of operations.

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

The costs and expenses of our international subsidiaries are denominated in the Canadian dollar and the Euro. If exchange rates were to change by 5%, the impact on our annual net loss and cash burn would be approximately $2.2 million in 2007.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that have occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2007, AP Private Equity Investments IBV exercised a warrant for 102,000 shares of common stock at an exercise price of $5.64 per share. As a result of this cashless exercise, we issued 44,414 shares of common stock. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

Use of Proceeds from Registered Securities

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (Reg. No. 333-124176) in connection with our initial public offering was declared effective by the SEC on August 9, 2005.

In the final prospectus of our initial public offering, we noted under the caption “Use of Proceeds” that we would devote a substantial amount of the proceeds of that offering to fund the clinical development of ACTILON. As discussed elsewhere in this Quarterly Report on Form 10-Q, in the first quarter of 2007 we decided to suspend our independent development of ACTILON. Accordingly, remaining proceeds from the offering will be invested in other programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEY PHARMACEUTICAL GROUP, INC.

May 9, 2007	/s/ ROBERT L. BRATZLER, PH.D.
Robert L. Bratzler, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

May 9, 2007	/s/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

COLEY PHARMACEUTICAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.