Form 10-Q
period 2007-06-30
Coley Pharmaceutical Group, Inc.
filed 2007-08-08
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, there were 26,535,894 shares of the Registrant’s Common Stock issued and outstanding.

Coley Pharmaceutical Group, Inc.

Form 10-Q Index

For the Quarter Ended June 30, 2007

		Page
PART I — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended June 30, 2007 and June 30, 2006 and the six months ended June 30, 2007 and June 30, 2006	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2007 and June 30, 2006	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	25

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$57,401	$52,505
Marketable securities	38,525	54,541
Accounts receivable	698	448
Prepaid expenses and other current assets	2,118	1,833
Deferred royalty fees	2,090	2,022

Total current assets	100,832	111,349
Property and equipment, net	4,462	4,597
Deferred royalty fees	3,340	4,236
Other noncurrent assets	2,009	2,093

Total assets	$110,643	$122,275

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,220	$1,874
Accrued expenses	4,475	4,332
Current portion of payable due to 3M	4,415	—
Current portion of note payable	3,241	2,024
Deferred revenue	16,868	15,873

Total current liabilities	31,219	24,103
Deferred revenue	18,353	25,596
Note payable, net of current portion	—	1,093
Payable due to 3M, net of current portion	7,342	—
Other noncurrent liabilities	942	841

Total liabilities	57,856	51,633

Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value:
Authorized shares—5,000,000 shares at June 30, 2007 and December 31, 2006, respectively
No shares outstanding at June 30, 2007 and December 31, 2006, respectively
Common stock, $0.01 par value:
Authorized shares—50,000,000 shares at June 30, 2007 and December 31, 2006, respectively
Issued and outstanding shares—26,526,125 and 26,382,432 shares at June 30, 2007 and December 31, 2006, respectively	264	264
Additional paid-in capital	294,439	293,032
Accumulated other comprehensive income	1,103	619
Deferred compensation	(3,448)	(5,438)
Accumulated deficit	(239,571)	(217,835)

Total shareholders’ equity	52,787	70,642

Total liabilities and shareholders’ equity	$110,643	$122,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Revenue
Collaborative agreements	$14,262	$3,983	$18,614	$8,007
Government contracts and grants	1,095	894	2,266	1,918

Total revenue	15,357	4,877	20,880	9,925

Operating expenses
Research and development	8,706	10,902	18,739	21,719
Purchased technology	16,757	—	16,757	—
General and administrative	2,932	3,109	6,815	5,972
Royalty expense	1,983	555	2,457	1,060

Total operating expenses	30,378	14,566	44,768	28,751

Loss from operations	(15,021)	(9,689)	(23,888)	(18,826)

Other income and expense
Interest income	1,210	1,464	2,487	2,933
Interest expense	(68)	(64)	(138)	(131)
Foreign currency loss	(109)	(19)	(143)	(53)

Total other income	1,033	1,381	2,206	2,749

Loss before income taxes	(13,988)	(8,308)	(21,682)	(16,077)

Income tax expense	(32)	(22)	(54)	(44)

Net loss	$(14,020)	$(8,330)	$(21,736)	$(16,121)

Comprehensive loss
Net loss	$(14,020)	$(8,330)	$(21,736)	$(16,121)
Other comprehensive income (loss):
Foreign currency translation adjustments	415	285	479	338
Unrealized gain (loss) on investments, net	(3)	(3)	5	(80)

Comprehensive loss	$(13,608)	$(8,048)	$(21,252)	$(15,863)

Basic and diluted net loss per share	$(0.53)	$(0.32)	$(0.82)	$(0.62)

Weighted average shares used to compute basic and diluted loss per share	26,508	26,230	26,470	26,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2007	2006
Cash flows from operating activities
Net cash used in operating activities	(5,905)	(18,893)

Cash flows from investing activities
Purchases of marketable securities	(42,310)	(35,837)
Maturities of marketable securities	58,330	24,336
First annual payment for purchased technology	(5,000)	—
(Deposits) releases of restricted cash	(113)	46
Purchases of property and equipment	(423)	(384)

Net cash provided by (used in) investing activities	10,484	(11,839)

Cash flows from financing activities
Principal payments of capital lease obligations	(75)	(590)
Proceeds from stock option exercises	118	512
Proceeds from repayment of shareholder note	—	44

Net cash provided by (used in) financing activities	43	(34)

Exchange rate effect on cash and cash equivalents	274	376

Net increase (decrease) in cash and cash equivalents	4,896	(30,390)
Cash and cash equivalents, beginning of period	52,505	85,911

Cash and cash equivalents, end of period	$57,401	$55,521

Supplemental disclosure of noncash investing and financing activities:
Payable to 3M for purchased technology	$11,757	$—
Repayment of shareholder note	$—	$353

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, Coley Pharmaceutical GmbH, Coley Pharmaceutical Group, Ltd. and Coley Pharmaceutical Security Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of Coley Pharmaceutical Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The financial information as of June 30, 2007 and for the three and six months ended June 30, 2007 and June 30, 2006 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Marketable securities as of June 30, 2007 consist of the following:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Market Value
Certificates of deposit	$2,000	$1	$—	$2,001
U.S. government agencies	13,827	—	(2)	13,825
Corporate bonds	2,993	—	—	2,993
Commercial paper	1,981	—	—	1,981
Auction rate securities	17,725	—	—	17,725

Total marketable securities	$38,526	$1	$(2)	$38,525

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

Deferred royalty fees included in the condensed consolidated balance sheet totaled $5,430 and $6,258 at June 30, 2007 and December 31, 2006, respectively.

2. Stock-Based Compensation

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. At the Company’s annual meeting of stockholders held on June 14, 2007, the Company’s stockholders approved the amendment and restatement of the 2005 Stock Plan to increase the number of shares available under the Plan by 1,500,000 shares to a total of 2,405,402 shares. In addition, the Company has one plan that has been terminated as to future grants, but under which options are currently outstanding. The equity incentive plans are described more fully in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average fair value of options granted during the period	$5.27	$8.36	$6.37	$8.63
Risk-free interest rate	4.94%	5.10%	4.56% - 4.94%	4.80% - 5.10%
Expected dividend yield	0%	0%	0%	0%
Expected option life, in years	6.25	6.25	6.25	6.25
Expected stock price volatility	67%	75%	67%	75%

The Company, due to its limited history as a public company, bases its expected volatility upon the expected stock price volatility of similar companies that are in the same industry, stage of life cycle, size and financial leverage and whose stock prices are publicly available.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$704	$563	$1,498	$1,253
General and administrative	770	700	1,781	1,371

Total stock-based compensation expense	$1,474	$1,263	$3,279	$2,624

In the six months ended June 30, 2007, $289 of non-cash stock compensation expense was recognized for the re-measurement of stock options related to the modification of options that was undertaken for three employees terminated as a result of the decision to suspend further development of ACTILONTM in January 2007. For stock options accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), $528 of deferred compensation was reclassified against additional paid-in-capital to account for the terminations.

A summary of stock option activity under the Company’s 1997 Employee, Director and Consultant Stock Option Plan and 2005 Stock Option Plan for the period ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	3,154,389	$5.87	7.7	$17,570
Granted	779,836	$9.77
Cancelled	(89,660)	$9.77
Exercised	(99,279)	$1.19

Options outstanding at June 30, 2007	3,745,286	$6.71	7.7	$4,764
Options vested at June 30, 2007	2,034,096	$4.72	6.9	$3,743

As of June 30, 2007, there remained approximately $12,679 of compensation costs, net of forfeitures, related to unvested stock options to be recognized as expense over a weighted average period of approximately 2.54 years.

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

The following table shows potentially dilutive common shares outstanding which are not included in the historical calculations of net loss per common share as the effect of their inclusion is anti-dilutive during each period:

	As of June 30,
	2007	2006
Options	1,923,724	2,362,576
Common stock warrants	—	2,038,205

	1,923,724	4,400,781

4. Significant Research and Development and Licensing Agreements

3M Company

In June 2007, the Company entered into an agreement with 3M Company (“3M”) to acquire the majority of 3M’s therapeutic Toll-like receptor cancer programs. The acquisition includes a pipeline of clinical and preclinical small molecule candidates targeting TLR7 and TLR8, as well an intellectual property estate of more than 200 issued and several hundred pending patents and a library in excess of 10,000 small molecule compounds that stimulate TLR7 and TLR8.

Under the terms of the agreement, 3M will receive guaranteed cash payments totaling $20,000 over a three year period, including a payment of $5,000 that was made in June 2007. In addition, 3M could potentially receive future milestone payments, as well as royalties from the sale of any products that are developed and commercialized in association with this acquisition.

The Company has expensed the net present value of the 3M assets totaling $16,757 upon execution of the agreement. The purchase price was expensed based on the Company’s evaluation that the incomplete early stage technology had no alternative future use. The present value was based on an effective interest rate of 12.5%. Interest expense of $3,243 will be accreted from July 2007 through July 2010 to reflect the total purchase price of $20,000 and be recorded as a component of interest expense on the income statement. After consideration of the $5,000 that was paid during the second quarter of 2007, there is $4,415 classified as a short term obligation and $7,342 as a long-term obligation in the condensed consolidated June 30, 2007 balance sheet.

Dynavax Technologies Corporation

In June 2007, the Company entered into an agreement with Dynavax Technologies Corporation (“Dynavax”). Under the terms of the agreement, Dynavax received a non-exclusive license under the Company’s immunostimulatory oligonucleotide patent estate for the commercialization of HEPLISAV™, a hepatitis B prophylactic vaccine, currently in Phase III clinical trials. The Company received a $5,000 upfront payment in June 2007 which was recognized as revenue in the three and six months ended June 30, 2007 due to the absence of future obligations required to be performed by the Company. The Company is also eligible to receive up to an additional $5,000 upon regulatory approvals of HEPLISAV, as well as royalty payments on future sales of HEPLISAV.

Merck & Co., Inc.

In April 2007, the Company entered into an agreement with Merck & Co., Inc. (“Merck”) that grants a worldwide, non-exclusive license for the Company’s VaxImmune vaccine adjuvant for incorporation into vaccines being developed by Merck for certain infectious diseases and Alzheimer’s disease, as well as the option to add additional fields to the license. Under the terms of the agreement, Merck paid the Company an upfront license fee of $4,000. The $4,000 payment was recognized as revenue in the three and six months ended June 30, 2007 due to the absence of future obligations required to be performed by the Company. The Company is also eligible to receive milestone payments of up to $33,000 as well as royalties from the sale of any products that are commercialized under the agreement.

GlaxoSmithKline

The Company has a non-exclusive license agreement with GlaxoSmithKline to develop and commercialize vaccines for three cancer indications. In the second quarter of 2007, GlaxoSmithKline announced that it had finalized plans to evaluate the Company’s vaccine adjuvant, VaxImmuneTM , in a Phase III clinical trial as part of GlaxoSmithKline’s MAGE-A3 cancer immunotherapeutic in patients with early stage, completely resected non-small cell lung cancer. As a result of these plans to initiate a Phase III trial, $2,000 of milestone payments became due under the terms of the collaboration. Of the $2,000 in milestone payments, GlaxoSmithKline paid $1,000 in cash in the second quarter of 2007 and applied $1,000 from a previous payment recorded as deferred revenue because it was creditable against future milestones. The Company will recognize these milestone payments of $2,000 over 20 years, the expected period of the Company’s performance obligations. $467 was recognized as revenue for the six month period ended June 30, 2007 for these milestone payments.

As of June 30, 2007, there is $10,332 of deferred revenue from previous upfront and milestone payments that will be recognized over the remaining 15 years of the performance period.

Under the terms of these agreements, the Company is entitled to receive up to approximately $44,000 for cancer vaccines representing upfront and various option payments, development and regulatory milestones, as well as royalties based on any future product sales. The Company has received payments from GlaxoSmithKline aggregating $9,023 for cancer vaccines related to upfront license fees, option fees and patent milestones as of June 30, 2007. GlaxoSmithKline has initiated four clinical studies combining TLR9 agonists with their vaccines. These trials consist of two clinical trials in breast cancer, as well as clinical trials in prostate and lung cancer.

Pfizer Inc.

In March 2005, the Company entered into a series of agreements with Pfizer Inc. (“Pfizer”) under which it has granted Pfizer development and worldwide marketing rights to CPG 7909, now referred to as PF-3512676 by Pfizer, for the treatment, control and prevention of multiple cancers, including the treatment of advanced non-small cell lung cancer, or NSCLC.

Pfizer had initiated and enrolled 800 patients in two pivotal international Phase III clinical trials of PF-3512676 in first-line treatment of advanced NSCLC patients. In June 2007, Pfizer discontinued its development program in advanced lung cancer with PF-3512676 in combination with cytotoxic chemotherapy. This included two Phase 3 clinical trials and two Phase 2 clinical trials. Pfizer’s decision to discontinue these clinical trials was based on a scheduled interim analysis of the Phase III clinical trials by an independent Data Safety Monitoring Committee (DSMC). The analysis showed that there was no evidence that PF-3512676 produced additional clinical efficacy over that achieved with the standard cytotoxic chemotherapy regimen alone. The DSMC concluded that the risk-benefit profile did not justify continuation of the trials.

Pfizer continues to investigate PF-3512676 as a potential treatment for lung and other cancers with two ongoing clinical trials. These two trials include a Phase II clinical trial evaluating PF-3512676 in combination with Tarceva® as a potential treatment for refractory non-small cell lung cancer (NSCLC), as well as a Phase I clinical trial evaluating PF-3512676 combined with their anti-CTLA-4 (cytotoxicT lymphocyte antigen-4) targeted monoclonal antibody in patients with advanced malignant melanoma.

Pursuant to a separate screening agreement, Pfizer is providing the Company with funding for the discovery and development of next-generation TLR9 agonists for cancer, which, if successful, would be licensed to Pfizer and could result in milestone payments and royalties to the Company.

Under the license agreement, the Company received a $50,000 upfront license fee in 2005 and may receive up to $455,000 in milestone payments, a significant majority of which relates to potential development and regulatory approval milestones, as well as royalties on any future product sales. The Company also entered into a stock purchase agreement with Pfizer pursuant to which Pfizer purchased $10,000 of the Company’s common stock in a private placement concurrent with the Company’s initial public offering.

In connection with the $50,000 upfront license payment from Pfizer, the Company is recognizing this initial fee over 44 months, the expected period of the Company’s performance obligations. Accordingly, for the three months ended June 30, 2007 and 2006, the Company recognized license, sponsored research revenue and expense reimbursements of $4,559 and $3,644, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized $8,679 and $7,439, respectively. To date, the Company has received or invoiced $57,243 for upfront license, sponsored research and expense reimbursement under the Pfizer agreement. As of June 30, 2007, there is $23,415 of deferred revenue that will be recognized over the remaining 18 months of the performance period.

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

Government Contracts and Grants

U.S. National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health

The Company has a $6,250 grant with the NIAID to perform research and preclinical development in the area of pulmonary innate immune activation for bio-terror defense. NIAID has approved the Company’s request to extend the expiration of the grant one-year until February 2008. The Company has recognized revenues under this grant of $100 and $134 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company has recognized revenue under this grant of $222 and $575, respectively.

In 2004, the Company was awarded a $16,902 five-year contract from the NIAID to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bio-terror agents. The Company recognized revenues under this contract of $995 and $759 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized revenue under this contract of $2,044 and $1,343, respectively.

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

As of June 30, 2007, the Company recorded payments to OHRI for $150 for royalties related to the $5,000 upfront license payment received from Dynavax in accounts payable in the condensed consolidated balance sheet, which were paid in July 2007. The Company also paid OHRI a total of $150 in the second quarter of 2007 for royalties related to the $4,000 upfront license payment received from Merck and the $1,000 milestone payment received from GlaxoSmithKline. The payments to OHRI were expensed to match the recognition of revenue for the upfront license and milestone payments described above.

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

As of June 30, 2007, the Company recorded payments to UIRF for $650 for royalties related to the $5,000 upfront license payment received from Dynavax in accounts payable in the condensed consolidated balance sheet, which were paid in July 2007. The Company also paid UIRF a total of $650 in the second quarter of 2007 for royalties related to the $4,000 upfront license payment received from Merck and the $1,000 milestone payment received from GlaxoSmithKline. The payments to UIRF were expensed to match the recognition of revenue for the upfront license and milestone payments described above.

5. Suspension of ACTILON Clinical Development

In January 2007, the Company suspended its independent development of ACTILON, the Company’s product candidate for the treatment of Hepatitis C virus (HCV) infection. In accordance with this program decision, the Company reduced its headcount by approximately 22 percent, or 32 employees. Under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company has recognized $1,176 of expense related to the severance and outplacement support offered to employees affected by this program decision. For the six months ended June 30, 2007, $767 was recorded as research and development expense and $409 as general and administrative expense. The Company has paid $922 in the six months ended June 30, 2007 and has $254 accrued for severance expenses at June 30, 2007, which will be fully paid by December 2007.

In addition, the Company has recognized $289 of non-cash stock compensation expense for the re-measurement of stock options related to the modification of options that was undertaken for three employees impacted by this program decision in compliance with their severance agreements. For stock options accounted for under APB No. 25, $528 of deferred compensation was reclassified against additional paid-in-capital to account for the terminations. Refer to footnote 2 in the Company’s unaudited financial statements accompanying this Report for further discussion on stock compensation expense.

6. Abandoned Lease Facility

In June 2007, the Company abandoned a lease for office and laboratory space in Langenfeld, Germany in order to move into a larger location in Dusseldorf, Germany that would accommodate the Company’s research and development requirements. In the second quarter of 2007, the Company entered into a sublease agreement for the space covering approximately 60% of its costs through 2010, the date at which our lease obligations ceases. The Company accounts for abandoned lease facilities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. A facility is considered abandoned on the date that the Company ceases to use it. On this date, the Company records expense for the present value of the total remaining costs for the abandoned facility reduced by any actual or probable sublease income. In June 2007, the Company recorded an accrual for the abandoned facility, reduced by the sublease income, of € 202 ($272 as of June 30, 2007), of which $100 is classified as short term and $172 as long term in the condensed consolidated balance sheet. The Company also disposed of fully depreciated assets of € 304 ($408 as of June 30, 2007) and also recognized € 93 ($124 as of June 30, 2007) of loss related to disposals of leasehold improvements, furniture, and lab equipment in the abandoned lease facility. We do not expect any future charges related to this abandonment.

7. Accounting for the Uncertainty of Income Taxes

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

The Company has an uncertain tax position of approximately $5,000 which did not change significantly during the three and six months ended June 30, 2007. The uncertain tax position results in a decrease of the Company’s net operating loss deferred tax asset, which is offset by a valuation allowance. Accordingly, there was no impact on the Company’s consolidated financial position, results of operations and cash flows as a result of the adoption of FIN 48.

Interest and penalties related to income taxes will be recorded as a component of the tax provision. As of June 30, 2007, we have not accrued any amounts for interest or penalties.

The Company files United States federal income tax returns as well as income tax returns in various state, local, and foreign jurisdictions. In the United States, the Company is no longer subject to any tax assessment from an income tax examination in major taxing jurisdictions for years before 2003, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2003. In Canada and Germany, the Company is subject to any tax assessment from an income tax examination for years from 2001 through 2006. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

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

8. Recent Accounting Pronouncements

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

Our most advanced clinical compound is VaxImmune™, our proprietary vaccine adjuvant. In June 2007, we announced that VaxImmune will be evaluated in a Phase III clinical trial as part of GlaxoSmithKline’s (“GSK”) MAGE-A3 cancer immunotherapeutic in patients with early stage, completely resected non-small cell lung cancer (stage IB, II or IIIA NSCLC). The randomized, double-blind, and placebo-controlled MAGRIT trial (MAGE-A3 as Adjuvant Non-Small Cell Lung Cancer Immunotherapy) is expected to enroll approximately 2,270 patients with stage IB, II or IIIA resectable NSCLC. The primary endpoint of the trial is disease-free survival.

We have an exclusive license with Pfizer Inc, for the development and commercialization of our lead TLR9 agonist compound in cancer, PF-3512676. In June 2007, we announced that Pfizer discontinued its development program in advanced lung cancer with PF-3512676 in combination with cytotoxic chemotherapy. This included two Phase III clinical trials and two Phase II clinical trials.

Pfizer’s decision to discontinue these clinical trials was based on a scheduled interim analysis of the Phase III clinical trials by an independent Data Safety Monitoring Committee (DSMC). The analysis showed that there was no evidence that PF-3512676 produced additional clinical efficacy over that achieved with the standard cytotoxic chemotherapy regimen alone. The DSMC concluded that the risk-benefit profile did not justify continuation of the trials.

Pfizer continues to investigate PF-3512676 as a potential treatment for lung and other cancers with two ongoing clinical trials. These two trials include a Phase II clinical trial evaluating PF-3512676 in combination with Tarceva® as a potential treatment for refractory non-small cell lung cancer (NSCLC), as well as a Phase I clinical trial evaluating PF-3512676 combined with their anti-CTLA-4 (cytotoxicT lymphocyte antigen-4) targeted monoclonal antibody in patients with advanced malignant melanoma.

We have a collaboration with sanofi-aventis in the area of asthma and allergic disorders. We also have license agreements with various vaccine developers in addition to GSK, including Merck and Novartis, to improve the performance and efficacy of their vaccines with VaxImmune.

In June 2007, we entered into an agreement with 3M Company (“3M”) to acquire the majority of their therapeutic Toll-like receptor cancer programs. 3M will receive guaranteed cash payments totaling $20.0 million over a three-year period, including $5.0 million which we paid them in June 2007. The acquisition includes a pipeline of clinical and preclinical small molecule candidates targeting TLR7 and TLR8, as well an intellectual property estate of more than 200 issued and several hundred pending patents.

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

In accordance with the decision to suspend our independent development of ACTILON, we reduced our headcount, predominately in the area of clinical development staff, by approximately 22 percent, or 32 employees, which reduction was completed in the second quarter of 2007. At June 30, 2007, we had 117 full time employees. As a result of this reduction in headcount and based upon our current operating plan, we anticipate achieving approximately $3.0 million in cost savings in 2007.

For the six months ended June 30, 2007, we have recognized $1.2 million of expense related to the severance and outplacement support offered to employees affected by this program decision and have $0.3 million accrued for severance expenses, which will be fully paid by December 2007. In addition, we have recognized $0.3 million of non-cash stock compensation expense for the re-measurement of stock options related to the modification of options that was undertaken for three employees impacted by this program decision in compliance with their severance agreements.

As a result of our decision to suspend our independent development of ACTILON, we will focus our resources towards discovering and developing new TLR Therapeutics, including other synthetic agonists and antagonists targeting TLRs 7, 8 and 9, as well as synthetic RNA-based drugs designed to stimulate Toll-like receptors 7 and 8. This change will result in a shift in the components of our research and development spending in 2007 compared to 2006. Based on our current operating plan, we expect spending in discovery research and preclinical expense to increase by approximately $6.0 million in 2007 from 2006 and spending in clinical trials and drug development to decrease by approximately $8.5 million in 2007 from 2006. Overall spending in research and development is expected to decrease by approximately $2.0 million in 2007 from 2006 to approximately $39.0 million. At this time, we do not anticipate that the acquisition of the cancer program from 3M will have a material impact on our 2007 research and development spending.

Since our inception, we have generated significant losses while we or our collaborators have advanced our products into clinical trials. As of June 30, 2007, we had accumulated a deficit of $239.6 million.

United States Government Contracts and Grants

As of June 30, 2007, gross proceeds of $8.8 million remain to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as potential reimbursement for our employees’ time and benefits and other expenses related to performance under the various contracts. Funding of these government contracts and grants beyond the United States government’s current fiscal year is subject to annual Congressional appropriations.

The status of our United States government contracts and grants, in millions, is as follows:

Program Title	Agency		Program Total	Total Received Through June 30, 2007	Remaining Amounts to be Received as of June 30, 2007	Contract/ Grant Expiration
Pulmonary Innate Immune Activation for Bio-terror Defense	NIAID	(1)	$6.3	$6.1	$0.2	2008
Innate Immune Receptors and Adjuvant Discovery	NIAID	(1)	16.9	8.3	8.6	2009

Total			$23.2	$14.4	$8.8

(1)	National Institute of Allergy and Infectious Diseases, part of the U.S. National Institutes of Health

Research and Development

Risks and Uncertainties Associated with Research and Development Activities

Substantially all of our product development programs are at an early stage; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. We and our collaborators may decide to discontinue clinical trials involving our product candidates. Product candidates may be found ineffective, may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking United States Food and Drug Administration, or FDA, approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

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

We have an uncertain tax position of approximately $5.0 million which did not change significantly during the three and six months ended June 30, 2007. The uncertain tax position results in a decrease of our net operating loss deferred tax asset, which is offset by a valuation allowance. Accordingly, there was no impact on our consolidated financial position, results of operations and cash flows as a result of the adoption of FIN 48.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue: Revenue increased by $10.5 million to $15.4 million in the three months ended June 30, 2007 from $4.9 million in the same period in 2006.

Revenue	Three months ended June 30,		Increase/ (Decrease)
	2007	2006
	(in thousands)
Collaborator:
License fees recognized over performance period	$3,605	$3,602	$3
License fees recognized when earned	9,000	100	8,900
Milestones recognized over performance period	467	—	467
Cost reimbursement and other	1,190	281	909

Total collaborator revenue	14,262	3,983	10,279
Government	1,095	894	201

Total revenue	$15,357	$4,877	$10,480

Collaborator revenue increased by $10.3 million in the three months ended June 30, 2007 compared to the same period in 2006. This increase was primarily due to an increase in license fees resulting from a $5.0 million license fee from Dynavax Technologies Corporation (“Dynavax”) and a $4.0 million license fee from Merck & Co., Inc (“Merck”) each of which we recognized in the 2007 period due to the absence of future obligations required to be performed by the Company. Revenue earned from cost reimbursement increased by $0.9 million due to reimbursement from Pfizer for development services incurred on their behalf under our license agreement with them. Milestone revenue increased by $0.5 million due to a retrospective catch-up of milestones earned from GlaxoSmithKline resulting from their plans to initiate a Phase III trial. The increase in revenue for the three months ended June 30,2007 is unusual and is not expected to continue.

Government revenue increased by $0.2 million in the three months ended June 30, 2007 compared to the same period in 2006. This increase is due primarily to a $0.2 million increase in our Innate Immune Receptors and Adjuvant Discovery contract with NIAID.

Research and development expenses: Research and development expenses decreased by $2.2 million to $8.7 million in the three months ended June 30, 2007 from $10.9 million in the same period in 2006, a decrease of 20%.

Research and Development Expenses	Three months ended June 30,		Increase/ (Decrease)
	2007	2006
	(in thousands)
Discovery research and preclinical expense	$5,257	$4,545	$712
Clinical trials and drug development expense	1,417	4,627	(3,210)
Government program expense	938	818	120
Stock-based compensation expense	704	563	141
Depreciation and amortization expense	390	349	41

Total research and development expenses	$8,706	$10,902	$(2,196)

Discovery research and preclinical expense increased by $0.7 million in the three months ended June 30, 2007 as compared to the same period in 2006. The increase was due primarily to $0.4 million in costs associated with our abandoned lease and asset disposal at our former research and development facility in Langenfeld, Germany and $0.3 million in higher compensation and lab supply expenses. Discovery research and preclinical expense includes basic research, chemical development, pharmacology, product development and patent related legal costs related to our internal research programs.

Clinical trials and drug development expense decreased by $3.2 million in the three months ended June 30, 2007 as compared to the same period in 2006. This decrease was comprised of a $1.4 million decrease in internal expenses and a $1.8 million decrease in external expenses. Our internal resources, employees and infrastructure are not directly tied to any individual project. Only external costs are tracked by product candidate. External expenses by product candidate are as follows:

	Three months ended June 30,		Increase/ (Decrease)
	2007	2006
	(in thousands)
Internal expenses (non-program specific)	$1,566	$2,923	$(1,357)
External expenses:
PF-3512676	(50)	100	(150)
ACTILON	(99)	1,604	(1,703)

Total external expenses	(149)	1,704	(1,853)

Total clinical trial and drug development expense	$1,417	$4,627	$(3,210)

The $1.4 million decrease in internal expenses in the three months ended June 30, 2007 is due primarily to the reduction in drug development staff resulting from the suspension of our ACTILON development program.

External expenses for our PF-3512676 program were ($0.1) million in the three months ended June 30, 2007, a decrease of $0.2 million over the same period in 2006. This decrease was due primarily to final close out and billing reconciliations done for our Phase II clinical trials in NSCLC and advanced melanoma that have been completed.

External expenses for our ACTILON program were ($0.1) million for the three months ended June 30, 2007, a decrease of $1.7 million over the same period in 2006. This decrease was due primarily to $0.7 million in lower clinical trial expenses and $0.6 million in lower manufacturing expenses resulting from our decision to suspend further development of ACTILON. We also received a $0.3 million refund from one of our manufacturing partners for a down payment on a production run of ACTILON material that we suspended in 2006, as our partner was recently able to re-use the start up material originally intended for ACTILON.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our clinical immunology laboratory.

Government program expense increased by $0.1 million to $0.9 million in the three months ended June 30, 2007 compared to the same period in 2006, due primarily to higher expenses on our Innate Immune Receptors and Adjuvant Discovery contract with NIAID. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

Stock compensation expense increased by $0.1 million to $0.7 million in the three months ended June 30, 2007 compared to the same period in 2006. The increase in stock compensation expense is due primarily to stock options granted to research and development employees in the first quarter of 2007.

Depreciation and amortization expense for laboratory equipment and leasehold improvements at our research facilities of $0.4 million in the three months ended June 30, 2007 was substantially unchanged as compared to the same period in 2006.

Purchased technology: The asset acquisition includes a pipeline of clinical and preclinical small molecule candidates targeting TLR7 and TLR8, as well an intellectual property estate of more than 200 issued and several hundred pending patents and a library in excess of 10,000 small molecule compounds that stimulate TLR7 and TLR8. In the three months ended June 30, 2007, we recorded a $16.8 million expense for the assets purchased from 3M. The $16.8 million charge represents the present value of the $20.0 million purchase price.

General and administrative expenses: General and administrative expenses decreased by $0.2 million to $2.9 million in the three months ended June 30, 2007 from $3.1 million in the same period in 2006, a decrease of 6%.

	Three months ended June 30,		Increase/ (Decrease)
General and Administrative Expenses	2007	2006
	(in thousands)
Compensation and personnel related expense	$1,277	$1,379	$(102)
Professional services	588	733	(145)
Insurance	185	205	(20)
Facility costs	90	71	19
Stock-based compensation expense	770	700	70
Depreciation and amortization expense	22	21	1

Total general and administrative expenses	$2,932	$3,109	$(177)

The $0.2 million decrease in general and administrative expenses in the three months ended June 30, 2007 compared to the same period in 2006 was primarily attributed to a $0.1 million decrease in compensation expense due to a reduction in staff resulting from the suspension of our ACTILON development program. Professional expenses decreased by $0.1 million in the three months ended June 30, 2007 due to a reduction in external consulting.

Royalty expense: Royalty expense results from the amortization of royalties paid to the UIRF and the OHRI related to revenues from collaboration agreements. Royalty expense increased by $1.4 million to $2.0 million in the three months ended June 30, 2007 from $0.6 million in the same period in 2006. This increase resulted primarily from royalties paid to the UIRF and OHRI that were related to the $4.0 million license payment received from Merck and the $5.0 million license payment received from Dynavax.

Other income: Interest income decreased by $0.3 million to $1.2 million in the three months ended June 30, 2007 compared to the same period in 2006, reflecting lower average cash and investment balances.

Net loss: For the reasons stated above, net loss increased by $5.7 million to $14.0 million in the three months ended June 30, 2007 from a net loss of $8.3 million in the same period in 2006.

Six Months Ended June 30, 2007 and 2006

Revenue: Revenue increased by $11.0 million to $20.9 million in the six months ended June 30, 2007 from $9.9 million in the same period in 2006.

	Six months ended June 30,		Increase/ (Decrease)
Revenue	2007	2006
	(in thousands)
Collaborator:
License fees recognized over performance period	$7,210	$7,203	$7
License fees recognized when earned	9,000	100	8,900
Milestones recognized over performance period	467	—	467
Cost reimbursement and other	1,937	704	1,233

Total collaborator revenue	18,614	8,007	10,607
Government	2,266	1,918	348

Total revenue	$20,880	$9,925	$10,955

Collaborator revenue increased by $10.6 million in the six months ended June 30, 2007 compared to the same period in 2006. This increase was primarily due to an increase in license fees resulting from a $5.0 million license fee from Dynavax and a $4.0 million license fee from Merck each of which we recognized in the 2007 period due to the absence of future obligations required to be performed by the Company. Revenue earned from cost reimbursement increased by $1.2 million due to reimbursement from Pfizer for development services incurred on their behalf under our license agreement with them. Milestone revenue increased by $0.5 million due to a retrospective catch-up of milestones earned from GlaxoSmithKline resulting from their plans to initiate a Phase III trial. The increase in revenue for the six months ended June 30,2007 is unusual and is not expected to continue.

Government revenue increased by $0.3 million in the six months ended June 30, 2007 compared to the same period in 2006. This increase is due primarily to a $0.7 million increase in our Innate Immune Receptors and Adjuvant Discovery contract with NIAID offset by a $0.4 million decrease in our Pulmonary Innate Immune Activation for Bio-Terror Defense grant with NIAID.

Research and development expenses: Research and development expenses decreased by $3.0 million to $18.7 million in the six months ended June 30, 2007 from $21.7 million in the same period in 2006, a decrease of 14%.

	Six months ended June 30,		Increase/ (Decrease)
Research and Development Expenses	2007	2006
	(in thousands)
Discovery research and preclinical expense	$10,078	$8,607	$1,471
Clinical trials and drug development expense	4,487	9,476	(4,989)
Government program expense	1,923	1,670	253
Stock-based compensation expense	1,498	1,253	245
Depreciation and amortization expense	753	713	40

Total research and development expenses	$18,739	$21,719	$(2,980)

Discovery research and preclinical expense increased by $1.5 million in the six months ended June 30, 2007 as compared to the same period in 2006. The increase was due primarily to $0.5 million in higher patent related costs, $0.5 million in higher compensation expenses and $0.4 million in costs associated with our abandoned lease and asset disposal at our former research and development facility in Langenfeld, Germany. Discovery research and preclinical expense includes basic research, chemical development, pharmacology, product development and patent related legal costs related to our internal research programs.

Clinical trials and drug development expense decreased by $5.0 million in the six months ended June 30, 2007 as compared to the same period in 2006. This decrease was comprised of a $1.4 million decrease in internal expenses and a $3.6 million decrease in external expenses. Our internal resources, employees and infrastructure are not directly tied to any individual project. Only external costs are tracked by product candidate. External expenses by product candidate are as follows:

	Six months ended June 30,		Increase/ (Decrease)
	2007	2006
	(in thousands)
Internal expenses (non-program specific)	$4,172	$5,606	$(1,434)
External expenses:
PF-3512676	3	164	(161)
ACTILON	312	3,706	(3,394)

Total external expenses	315	3,870	(3,555)

Total clinical trial and drug development expense	$4,487	$9,476	$(4,989)

The $1.4 million decrease in internal expenses in the six months ended June 30, 2007 is due primarily to the reduction in drug development staff resulting from the suspension of our ACTILON development program.

External expenses for our PF-3512676 program decreased by $0.2 million in the six months ended June 30, 2007 over the same period in 2006. This decrease was due primarily to final close out and billing reconciliations done for our Phase II clinical trials in NSCLC and advanced melanoma that have been completed.

External expenses for our ACTILON program were $0.3 million for the six months ended June 30, 2007, a decrease of $3.4 million over the same period in 2006. This decrease was due primarily to $1.5 million in lower manufacturing expenses, $1.0 million in lower clinical trial expenses and $0.6 million in lower toxicology expenses resulting from our decision to suspend further development of ACTILON. We also received a $0.3 million refund from one of our manufacturing partners for a down payment on a production run of ACTILON material that we suspended in 2006, as our partner was recently able to re-use the start up material originally intended for ACTILON.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our clinical immunology laboratory.

Government program expense increased by $0.3 million to $1.9 million in the six months ended June 30, 2007 compared to the same period in 2006, due primarily to higher expenses on our Innate Immune Receptors and Adjuvant Discovery contract with NIAID. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

Stock compensation expense increased $0.2 million to $1.5 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase in stock compensation expense is due primarily to $0.4 million in expense related to stock options granted to research and development employees in the first quarter of 2007 offset by a $0.2 reduction in amortized deferred compensation recognized under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Depreciation and amortization expense for laboratory equipment and leasehold improvements at our research facilities of $0.8 million in the six months ended June 30, 2007 was substantially unchanged as compared to the same period in 2006.

Purchased technology: The asset acquisition includes a pipeline of clinical and preclinical small molecule candidates targeting TLR7 and TLR8, as well an intellectual property estate of more than 200 issued and several hundred pending patents and a library in excess of 10,000 small molecule compounds that stimulate TLR7 and TLR8. In the three months ended June 30, 2007, we recorded a $16.8 million expense for the assets purchased from 3M. The $16.8 million charge represents the present value of the $20.0 million purchase price.

General and administrative expenses: General and administrative expenses increased by $0.8 million to $6.8 million in the six months ended June 30, 2007 from $6.0 million in the same period in 2006, an increase of 14%.

	Six months ended June 30,		Increase/ (Decrease)
General and Administrative Expenses	2007	2006
	(in thousands)
Compensation and personnel related expense	$3,174	$2,692	$482
Professional services	1,243	1,330	(87)
Insurance	414	396	18
Facility costs	159	140	19
Stock-based compensation expense	1,781	1,371	410
Depreciation and amortization expense	44	43	1

Total general and administrative expenses	$6,815	$5,972	$843

The $0.8 million increase in general and administrative expenses in the six months ended June 30, 2007 was primarily attributed to a $0.5 million increase in compensation expense, primarily severance, and a $0.4 million increase in stock compensation expense. The increase in stock compensation expense is due to $0.2 million for the re-measurement of stock options related to the modification of options that was undertaken for two employees impacted by the decision to suspend further development of ACTILON and $0.2 million for stock options granted to general and administrative employees in the first quarter of 2007.

Royalty expense: Royalty expense results from the amortization of royalties paid to the UIRF and the OHRI related to revenues from collaboration agreements. Royalty expense increased by $1.4 million to $2.5 million in the six months ended June 30, 2007 from $1.1 million in the same period in 2006. This increase resulted primarily from royalties paid to the UIRF and OHRI that were related to the $4.0 million license payment received from Merck and the $5.0 million license payment received from Dynavax.

Other income: Interest income decreased by $0.5 million to $2.5 million in the six months ended June 30, 2007 compared to the same period in 2006 reflecting lower average cash and investment balances.

Net loss: For the reasons stated above, net loss increased by $5.6 million to $21.7 million in the six months ended June 30, 2007 from a net loss of $16.1 million in the same period in 2006.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 1998, we have funded our operations primarily through:

•	proceeds of $145.6 million from private placements of preferred stock and warrants;

•	proceeds of $110.8 million from our initial public offering and concurrent private placement of common stock to Pfizer;

•	cash receipts of $103.7 million from our commercial collaborations;

•	cash receipts of $26.1 million from United States government contracts and grants;

•	$7.2 million borrowed for leasehold improvements and equipment financing under a capital lease facility; and

•	$2.1 million in debt to fund our initial research and development activities.

Included in the amounts above is $67.2 million from Pfizer that we have received in upfront license fees, sales of common stock, sponsored research fees and expense reimbursements.

At June 30, 2007, we had unrestricted cash, cash equivalents and marketable securities of $95.9 million, compared to $107.0 million as of December 31, 2006.

We invest in cash equivalents, U.S. government obligations, high-grade municipal and corporate notes, commercial paper and auction rate securities. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income.

	Six Months Ended June 30,		Change
Summary Cash Flow Information	2007	2006	2007 vs. 2006
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,905)	$(18,893)	$12,988
Investing activities	10,484	(11,839)	22,323
Financing activities	43	(34)	77
Exchange rate effect on cash and cash equivalents	274	376	(102)

Net increase (decrease) in cash and cash equivalents	4,896	(30,390)	35,286

Cash and cash equivalents at June 30	57,401	55,521	1,880
Marketable securities at June 30	38,525	68,252	(29,727)

Cash, cash equivalents and marketable securities at June 30	$95,926	$123,773	$(27,847)

Six months ended June 30, 2007 and 2006

For the six months ended June 30, 2007, net cash used in operating activities decreased by $13.0 million to $5.9 million as compared to the same period in 2006 due primarily to a $10.8 million increase in cash received from collaborators and $0.7 million in lower operating expenses, excluding the charge for purchased technology.

Net cash provided by investing activities increased by $22.3 million to $10.5 million in the six months ended June 30, 2007 as compared to the same period in 2006 due primarily to an increase in net maturities of marketable securities used to fund operations and to fund the payment of $5.0 million to 3M for the acquisition of 3M’s therapeutic Toll-like receptor cancer programs.

Net cash provided by financing activities increased by $0.1 million in the six months ended June 30, 2007 as compared to the same period in 2006 due primarily to a reduction in payments made on capital leases, as our lease agreement with GE Capital expired in 2006.

Our foreign currency cash balances at our subsidiary in Germany expose us to fluctuations in currency exchange rates. During the six months ended June 30, 2007, the U.S. Dollar depreciated approximately 2% against the Euro, which resulted in a $0.1 million favorable translation adjustment when converting our Euro cash balances to U.S. Dollars for financial reporting purposes.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of June 30, 2007:

	Cash Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	5,552	1,718	2,466	1,172	196
Capital leases	414	193	221	—	—
Note Payable	3,241	3,241	—	—	—
Payable to 3M	15,000	5,000	10,000	—	—
In-licensed technology	750	150	300	300	*
Other Liabilities	555	—	—	—	555

	$25,512	$10,302	$12,987	$1,472	$751

*	Minimum annual license fees of $0.2 million are required through the date of the last patent expiration. As a result of pending patent applications, we are currently unable to determine the length of this period.

Operating Leases

Our commitments under operating leases shown above consist of payments relating to our real estate lease in Wellesley, Massachusetts, expiring in 2008, our lease in Ottawa, Canada, expiring in 2012, our lease in Langenfeld, Germany, expiring in 2010, and our lease in Düsseldorf, Germany, expiring in 2010. In June 2007, we abandoned our lease for office and laboratory space in Langenfeld, Germany in order to move into a larger location in Dusseldorf, Germany that would accommodate our research and development requirements. We have entered into a sublease agreement for the space covering approximately 60% of our costs through 2010, the date at which our lease obligations ceases. We have recorded an accrual for the abandoned facility, reduced by the sublease income, of €0.2 million ($0.3 million as of June 30, 2007). We do not expect any future charges related to this abandonment.

Capital Leases

In August 2006, we entered into a €0.3 million ($0.4 million at June 30, 2007) capital lease agreement for the purchase of a piece of laboratory equipment. The lease extends for a period of 36 months with an annual interest rate of 7.33%. As of June 30, 2007, we have principal and interest obligations of €0.3 million ($0.3 million at June 30, 2007) remaining.

Note Payable

In 1998, our foreign subsidiary, Coley Pharmaceutical GmbH (Coley GmbH), obtained a research and development loan from Technologie-Beteiligungs-Gesellschaft (Tbg). The loan of €1.5 million ($2.0 million at June 30, 2007) was to fund the early research and development of our product candidates. The loan bears interest at 6% annually, with principal payable by December 31, 2007 and interest payable semi-annually on March 31 and September 30. An additional fee of 6% annually of the loan principal is payable when the loan is due. We and Tbg revised the payment terms of this additional fee during 2006, delaying the payments of $1.2 million due in 2007 until March and June of 2008.

Payable to 3M

In June 2007, we entered into an agreement with 3M to acquire the majority of their therapeutic Toll-like receptor cancer programs. The acquisition includes a pipeline of clinical and preclinical small molecule candidates targeting TLR7 and TLR8, as well an intellectual property estate of more than 200 issued and several hundred pending patents and a library in excess of 10,000 small molecule compounds that stimulate TLR7 and TLR8. Under the terms of the agreement, 3M will receive guaranteed cash payments totaling $20.0 million over a three year period, including a payment of $5.0 million made in June 2007.

In-Licensed Technology

We have also entered into technology in-license agreements with UIRF and OHRI that require us to pay annual license maintenance fees and royalty payments based on license fees, milestones and product royalties received by us from third parties, as well as on products that are sold by us.

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

Based on our current operating plan, we believe that our cash and cash equivalent balance at June 30, 2007 will be sufficient to finance our working capital and capital requirements for approximately 2.5 years. Changes in our research and development plans or other changes affecting our operating expenses may affect our cash burn and existing cash resources. We expect our sources of funding for the next several years to include potential milestone payments relating to VaxImmune, sanofi-aventis’ drug candidates and Pfizer, proceeds from our government programs and other collaborative license agreements we may enter into. In addition, we may incur expenses from time to time in connection with any acquisitions or other in-licenses of technology or other assets.

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

The costs and expenses of our international subsidiaries are denominated in the Canadian dollar and the Euro. If exchange rates change 5%, the impact on our 2007 net loss and cash burn would be $2.2 million.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

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

We depend heavily on the continued clinical development of our lead product candidate, PF-3512676. If Pfizer is unable or decides not to further develop or commercialize PF-3512676, or experiences significant delays in doing so, particularly in light of its decision to discontinue two Phase III clinical trials in NSCLC in June 2007, our business will be materially harmed.

In March 2005, we entered into a series of agreements with Pfizer under which we have granted Pfizer development and worldwide marketing rights to CPG 7909, now referred to as PF-3512676 by Pfizer, for the treatment, control and prevention of multiple cancers, including the treatment of advanced non-small cell lung cancer, or NSCLC.

Pfizer had initiated and enrolled 800 patients in two pivotal international Phase III clinical trials of PF-3512676 in the first-line treatment of advanced NSCLC patients in the first quarter of 2007. In June 2007, Pfizer discontinued the development program in NSCLC for PF-3512676 in combination with cytotoxic chemotherapy in response to interim data from a scheduled interim analysis which showed that there was no evidence that PF-3512676 produced additional clinical efficacy over that achieved with the standard cytotoxic chemotherapy regimen alone. The independent Data Safety Monitoring Committee (DSMC) that performed the interim analysis concluded that the risk-benefit profile did not justify continuation of the two Phase III clinical trials.

Although it has not indicated its intention to do so, Pfizer may seek to renegotiate or terminate its ongoing agreements with us due to the unsatisfactory clinical results obtained in these two Phase III clinical trials. Pfizer has the right to terminate the collaboration relationship without cause upon not less than 120 days’ prior written notice. Either party may terminate the collaboration pursuant to an uncured material default, as defined in the license agreement. Any loss of Pfizer as a collaborator in the development or commercialization of PF-3512676, and any dispute over the terms of, or decisions regarding, the collaboration or other adverse developments in our relationship with Pfizer would materially harm our business and may accelerate our need for additional capital, impose significant additional costs on us, diminish any competitive advantages that we or Pfizer might otherwise have attained, and limit our ability to receive milestone payments or royalties and generate revenue and profits which could result in our inability to fund any of our other development programs including the TLR Therapeutic candidates acquired from 3M.

In June 2007, we agreed to acquire the majority of 3M’s therapeutic Toll-like receptor cancer programs, which are all at an early stage of development, for the price of $20 million. If we are unable to develop and commercialize this acquired technology successfully, we may be forced to abandon this asset and would not obtain any meaningful value for this significant investment.

The therapeutic Toll-like receptor cancer programs that we acquired from 3M are all at an early stage of development, and we cannot assure you that any of the product candidates that we acquired from 3M will ever receive regulatory approval or be successfully commercialized. We will need to expend substantial resources, in addition to the $20 million that we committed to pay to acquire the portfolio from 3M, on the preclinical and clinical development of these product candidates. Because the development of early-stage product candidates is lengthy, expensive and uncertain, and failures can occur at any stage of preclinical or clinical development, we are not currently able to determine whether these substantial expenditures will ever result in product candidates that are able to proceed through clinical development and reach the market. If the assets that we acquired from 3M do not result in clinically viable product candidates, we may abandon the substantial investment that we have made and will continue to make in these assets, which could significantly harm our business.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our 2007 annual meeting of stockholders held on June 14, 2007, the stockholders were asked to vote on two items as follows:

1.	The election of three (3) directors to serve three-year terms expiring in 2010.

2.	The approval of a proposed amendment and restatement of the 2005 Stock Plan to increase the number of shares available under the Plan by 1,500,000 shares and to approve a limit of 1,000,000 shares on the number of awards that may be made under the Plan to any individual in any fiscal year.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 20,292,270 shares of the 26,487,887 shares of our common stock of record entitled to vote, were as follows:

1.	The election of three (3) directors to serve three-year terms expiring in 2010.

	For	Withheld
Anthony B. Evnin	18,763,160	1,529,110
Patrick Langlois	19,856,446	435,824
James E. Thomas	19,496,572	795,698

2.	The approval of a proposed amendment and restatement of the 2005 Stock Plan to increase the number of shares available under the Plan by 1,500,000 shares and to approve a limit of 1,000,000 on the number of awards that may be made under the Plan to any individual in any fiscal year.

For	Against	Abstain	No Vote
13,507,359	796,029	11,427	5,977,455

The following individuals are continuing directors with terms expiring upon the 2008 annual meeting of stockholders: Kenneth M. Bate, Robert J. Hugin and Manfred E. Karobath.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1(1)	Amended and Restated 2005 Stock Plan.

10.2(2)	License and Option Agreement, dated as of April 11, 2007, by and between Merck & Co., Inc. and Coley Pharmaceutical Group, Inc.

10.3(2)	Asset Purchase and License Agreement, dated as of June 8, 2007, by and among 3M Company, 3M Innovative Properties Company and Coley Pharmaceutical Group, Inc.

10.4(2)	License Agreement, dated as of June 26, 2007, by and between Dynavax Technologies Corporation and Coley Pharmaceutical Group, Inc.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32(3)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2007 and incorporated by reference herein.
(2)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
(3)	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEY PHARMACEUTICAL GROUP, INC.

August 8, 2007	/S/ ROBERT L. BRATZLER, PH.D.
Robert L. Bratzler, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2007	/S/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

COLEY PHARMACEUTICAL GROUP, INC.

EXHIBIT INDEX

10.1(1)	Amended and Restated 2005 Stock Plan.

10.2(2)	License and Option Agreement, dated as of April 11, 2007, by and between Merck & Co., Inc. and Coley Pharmaceutical Group, Inc.

10.3(2)	Asset Purchase and License Agreement, dated as of June 8, 2007, by and among 3M Company, 3M Innovative Properties Company and Coley Pharmaceutical Group, Inc.

10.4(2)	License Agreement, dated as of June 26, 2007, by and between Dynavax Technologies Corporation and Coley Pharmaceutical Group, Inc.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32(3)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2007 and incorporated by reference herein.
(2)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
(3)	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.