Form 10-Q
period 2007-09-30
Coley Pharmaceutical Group, Inc.
filed 2007-11-02
CIK 1319197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 26, 2007, there were 26,604,496 shares of the Registrant’s Common Stock issued and outstanding.

Coley Pharmaceutical Group, Inc.

Form 10-Q Index

For the Quarter Ended September 30, 2007

		Page
PART I—FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended September 30, 2007 and September 30, 2006 and the nine months ended September 30, 2007 and September 30, 2006	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and September 30, 2006	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4.	CONTROLS AND PROCEDURES	23

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	25

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$69,985	$52,505
Marketable securities	17,794	54,541
Accounts receivable	875	448
Prepaid expenses and other current assets	2,006	1,833
Deferred royalty fees	2,094	2,022

Total current assets	92,754	111,349
Property and equipment, net	5,418	4,597
Deferred royalty fees	2,873	4,236
Other noncurrent assets	2,026	2,093

Total assets	$103,071	$122,275

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,337	$1,874
Accrued expenses	5,333	4,332
Current portion of payable due to 3M	4,602	—
Current portion of note payable	3,439	2,024
Deferred revenue	16,893	15,873

Total current liabilities	31,604	24,103
Deferred revenue	14,480	25,596
Payable due to 3M, net of current portion	7,653	—
Note payable, net of current portion	—	1,093
Other noncurrent liabilities	922	841

Total liabilities	54,659	51,633

Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value:
Authorized shares—5,000,000 shares at September 30, 2007 and December 31, 2006, respectively; no shares outstanding at September 30, 2007 and December 31, 2006, respectively
Common stock, $0.01 par value:
Authorized shares—50,000,000 shares at September 30, 2007 and December 31, 2006, respectively; issued and outstanding shares—26,601,376 and 26,382,432 shares at September 30, 2007 and December 31, 2006, respectively	265	264
Additional paid-in capital	295,175	293,032
Accumulated other comprehensive income	1,590	619
Deferred compensation	(2,626)	(5,438)
Accumulated deficit	(245,992)	(217,835)

Total shareholders’ equity	48,412	70,642

Total liabilities and shareholders’ equity	$103,071	$122,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Revenue
Collaborative agreements	$4,155	$4,387	$22,769	$12,395
Government contracts and grants	957	701	3,223	2,619

Total revenue	5,112	5,088	25,992	15,014

Operating expenses
Research and development	8,633	10,966	27,372	32,685
Purchased technology	—	—	16,757	—
General and administrative	2,799	3,413	9,614	9,385
Royalty expense	507	539	2,964	1,599

Total operating expenses	11,939	14,918	56,707	43,669

Loss from operations	(6,827)	(9,830)	(30,715)	(28,655)

Other income and expense
Interest income	1,150	1,453	3,637	4,386
Interest expense	(572)	(67)	(709)	(197)
Foreign currency loss	(124)	(18)	(267)	(72)

Total other income	454	1,368	2,661	4,117

Loss before income taxes	(6,373)	(8,462)	(28,054)	(24,538)

Income tax expense	(48)	(22)	(103)	(66)

Net loss	$(6,421)	$(8,484)	$(28,157)	(24,604)

Comprehensive loss
Net loss	$(6,421)	$(8,484)	$(28,157)	$(24,604)
Other comprehensive income (loss):
Foreign currency translation adjustments	487	58	967	396
Unrealized gain (loss) on investments, net	—	64	4	(16)

Comprehensive loss	$(5,934)	$(8,362)	$(27,186)	$(24,224)

Basic and diluted net loss per share	$(0.24)	$(0.32)	$(1.06)	$(0.94)

Weighted average shares used to compute basic and diluted loss per share	26,566	26,314	26,503	26,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coley Pharmaceutical Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2007	2006
Cash flows from operating activities
Net cash used in operating activities	$(13,409)	$(28,335)

Cash flows from investing activities
Purchases of marketable securities	(53,254)	(46,762)
Maturities of marketable securities	90,005	49,840
First annual payment for purchased technology	(5,000)	—
(Deposits) releases of restricted cash	(111)	46
Purchases of property and equipment	(1,532)	(672)

Net cash provided by investing activities	30,108	2,452

Cash flows from financing activities
Principal payments of capital lease obligations	(129)	(714)
Proceeds from stock option exercises	205	537
Proceeds from repayment of shareholder note	—	44

Net cash provided by (used in) financing activities	76	(133)

Exchange rate effect on cash and cash equivalents	705	442

Net increase (decrease) in cash and cash equivalents	17,480	(25,574)
Cash and cash equivalents, beginning of period	52,505	85,911

Cash and cash equivalents, end of period	$69,985	$60,337

Supplemental disclosure of noncash investing and financing activities:
Payable to 3M for purchased technology	$11,757	$—
Repayment of shareholder note	$—	$353
Capital lease obligation incurred	$—	$412

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

The accompanying condensed consolidated financial statements of Coley Pharmaceutical Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007 and September 30, 2006 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Marketable securities as of September 30, 2007 consist of the following:

	Amortized cost	Unrealized gains	Estimated Fair Market Value
Certificates of deposit	$2,000	$1	$2,001
U.S. government agencies	4,491	2	4,493
Auction rate securities	11,300	—	11,300

Total marketable securities	$17,791	$3	$17,794

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

Deferred royalty fees included in the condensed consolidated balance sheet totaled $4,967 and $6,258 at September 30, 2007 and December 31, 2006, respectively.

2. Stock-Based Compensation

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. At the Company’s annual meeting of stockholders held on June 14, 2007, the Company’s stockholders approved the amendment and restatement of the 2005 Stock Plan to increase the number of shares available to be granted under the Plan by 1,500,000 shares. A total of 1,682,234 shares were available to be granted under the Plan as of September 30, 2007. In addition, the Company has another equity-based compensation plan that has been terminated as to future grants, but under which options are currently outstanding. The equity incentive plans are described more fully in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average fair value of options granted during the period	$2.03	$7.56	$4.17	$8.45
Risk-free interest rate	4.31%	5.0%	4.31% - 4.94%	4.80% - 5.10%
Expected dividend yield	0%	0%	0%	0%
Expected option life, in years	6.25	6.25	6.25	6.25
Expected stock price volatility	67%	75%	67%	75%

The Company, due to its limited history as a public company, bases its expected volatility upon the expected stock price volatility of similar companies that are in the same industry, stage of life cycle, size and financial leverage and whose stock prices are publicly available.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$672	$627	$2,170	$1,880
General and administrative	800	731	2,581	2,102

Total stock-based compensation expense	$1,472	$1,358	$4,751	$3,982

For the nine months ended September 30, 2007, $289 of non-cash stock compensation expense was recognized for the re-measurement of stock options related to the modification of options that was undertaken for three employees terminated as a result of the decision to suspend further development of ACTILON™ in January 2007. For stock options accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), $564 of deferred compensation was reclassified against additional paid-in-capital to account for the terminations.

A summary of stock option activity under the Company’s 1997 Employee, Director and Consultant Stock Option Plan and 2005 Stock Option Plan for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	3,154,389	$5.87	7.7	$17,570
Granted	1,586,236	$6.39
Cancelled	(207,435)	$9.37
Exercised	(174,530)	$1.18

Options outstanding at September 30, 2007	4,358,660	$6.08	7.9	$3,499
Options vested at September 30, 2007	2,123,735	$4.86	6.7	$2,989

As of September 30, 2007, there remained approximately $12,393 of compensation costs, net of forfeitures, related to unvested stock options to be recognized as expense over a weighted average period of approximately 2.54 years.

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

The following table shows potentially dilutive common shares outstanding which are not included in the historical calculations of net loss per common share as the effect of their inclusion is anti-dilutive during each period:

	As of September 30,
	2007	2006
Options	4,358,660	3,225,153
Common stock warrants	1,925,561	2,038,205

	6,284,221	5,263,358

4. Significant Research and Development and Licensing Agreements

3M Company

In June 2007, the Company entered into an agreement with 3M Company (“3M”) to acquire the majority of 3M’s therapeutic Toll-like receptor cancer programs. The acquisition included a pipeline of clinical and preclinical small molecule candidates targeting TLR7 and TLR8, as well as an intellectual property estate of more than two hundred issued and several hundred pending patents and a library in excess of ten thousand small molecule compounds that stimulate TLR7 and TLR8.

Under the terms of the agreement, 3M will receive guaranteed cash payments totaling $20,000 over a three year period, including a payment of $5,000 that was made in June 2007. In addition, 3M could potentially receive future milestone payments, as well as royalties from the sale of any products that are developed and commercialized in association with this acquisition.

The Company expensed the net present value of the 3M assets, totaling $16,757, upon execution of the agreement in the second quarter of 2007. The purchase price was expensed based on the Company’s evaluation that the incomplete early stage technology had no alternative future use. The present value was based on an effective interest rate of 12.5%. Interest expense of $3,243 will be accreted from July 2007 through July 2010 to reflect the total purchase price of $20,000 and be recorded as a component of interest expense on the income statement. As of September 30, 2007, $498 of interest expense has been recorded. After consideration of the $5,000 that was paid during the second quarter of 2007, there is $4,602 classified as a short term obligation and $7,653 as a long-term obligation in the condensed consolidated September 30, 2007 balance sheet.

Either party may terminate the agreement upon customary terms included in the agreement, including upon an uncured material breach by the other party, as defined in the agreement. This license extends through the later to occur of (i) the expiration of all patent rights licensed or assigned under the agreement, or (ii) the Company’s obligation to make payments pursuant to the agreement.

Dynavax Technologies Corporation

In June 2007, the Company entered into an agreement with Dynavax Technologies Corporation (“Dynavax”). Under the terms of the agreement, Dynavax received a non-exclusive license under the Company’s immunostimulatory oligonucleotide patent estate for the commercialization of HEPLISAV™, a hepatitis B prophylactic vaccine, currently in Phase III clinical trials. In the second quarter of 2007, the Company received a $5,000 payment which was recognized as revenue in the 2007 period due to the absence of future obligations required to be performed by the Company. The Company is also eligible to receive up to an additional $5,000 if regulatory approvals of HEPLISAV are obtained, as well as royalty payments on future sale, if any, of HEPLISAV.

Either party may terminate the agreement upon customary terms included in the agreement, including upon an uncured material breach by the other party, as defined in the agreement. This license will extend through the expiration of the last valid patent claim in a country covered by the agreement.

Merck & Co., Inc.

In April 2007, the Company entered into an agreement with Merck & Co., Inc. (“Merck”) that granted a worldwide, non-exclusive license for the Company’s VaxImmune vaccine adjuvant for incorporation into vaccines being developed by Merck for certain infectious diseases and Alzheimer’s disease, as well as the option to add additional fields to the license. Under the terms of the agreement, Merck paid the Company a license fee of $4,000. The $4,000 payment was recognized as revenue in the second quarter of 2007 due to the absence of future obligations required to be performed by the Company. The Company is also eligible to receive milestone payments of up to $33,000 as well as royalties from the sale of any products that are commercialized under the agreement.

Either party may terminate the agreement upon customary terms included in the agreement, including upon an uncured material breach by the other party, as defined in the agreement, and upon Merck’s sale of any remaining inventory. This license will extend through the expiration of all royalty obligations included in the agreement.

GlaxoSmithKline

The Company has a non-exclusive license agreement with GlaxoSmithKline to develop and commercialize vaccines for three cancer indications. In the second quarter of 2007, GlaxoSmithKline announced that it had finalized plans to evaluate the Company’s vaccine adjuvant, VaxImmuneTM , in a Phase III clinical trial as part of GlaxoSmithKline’s MAGE-A3 cancer immunotherapeutic in patients with early stage, completely resected non-small cell lung cancer. As a result of these plans to initiate a Phase III trial, $2,000 of milestone payments became due under the terms of the collaboration. Of the $2,000 in milestone payments, GlaxoSmithKline paid $1,000 in cash in the second quarter of 2007 and applied $1,000 from a previous payment recorded as deferred revenue because it was creditable against future milestones. These milestone payments of $2,000 are recognized over 20 years, the expected period of the Company’s performance obligations, using the retrospective approach and accordingly, $492 was recognized as revenue in the nine months ended September 30, 2007 for these milestone payments. Refer to Note 9 in the Company’s unaudited financial statements accompanying this Report for discussion of the $3,000 milestone payment received in October 2007 triggered by the initiation of a Phase III trial with VaxImmune.

Because the Company’s license agreement for cancer indications grants GlaxoSmithKline rights to present and future know-how related to the Company’s TLR Therapeutic product candidates, the Company defers nonrefundable payments and amortizes them and related expense over the lives of these agreements, estimated to be twenty years. Accordingly, for the three months ended September 30, 2007 and 2006, the Company recognized option, license and milestone revenue of $100 and $75, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized revenue of $1,007 and $225, respectively. As of September 30, 2007, there is $5,783 of deferred revenue from previous option, license and milestone payments that will be recognized over the remaining 15 years of the performance period.

Under the terms of these agreements, the Company is entitled to receive up to approximately $44,000 for cancer vaccines representing upfront and various option payments, development and regulatory milestones, as well as royalties based on any future product sales. The Company has received payments from GlaxoSmithKline aggregating $9,023 for cancer vaccines related to upfront license fees, option fees and patent milestones as of September 30, 2007. GlaxoSmithKline has initiated four clinical studies combining TLR9 agonists with their vaccines. These trials consist of two clinical trials in breast cancer, as well as clinical trials in prostate and lung cancer.

GlaxoSmithKline may terminate the collaboration relationship without cause upon 90 days’ written notice to the Company and upon payment of all accrued research and development funding and milestone obligations. Either GlaxoSmithKline or the Company may terminate the collaboration relationship under customary terms included in the agreement, including if the other party commits an uncured material default, as defined in the license agreements. The cancer vaccine license agreement extends until December 2021.

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

Pfizer continues to investigate PF-3512676 as a potential treatment for lung and other cancers with two ongoing clinical trials. These two trials include a Phase II clinical trial evaluating PF-3512676 in combination with Tarceva® as a potential treatment for refractory NSCLC, as well as a Phase I clinical trial evaluating PF-3512676 combined with their anti-CTLA-4 (cytotoxicT lymphocyte antigen-4) targeted monoclonal antibody in patients with advanced malignant melanoma.

Pursuant to a separate screening agreement, Pfizer is also providing the Company with funding for the discovery and development of next-generation TLR9 agonists for cancer, which, if successful, would be licensed to Pfizer and could result in milestone payments and royalties to the Company.

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

In connection with the $50,000 upfront license payment from Pfizer, the Company is recognizing this initial fee over 44 months, the expected period of the Company’s performance obligations. Accordingly, for the three months ended September 30, 2007 and 2006, the Company recognized license, sponsored research revenue and expense reimbursements of $3,902 and $4,059, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized revenue of $12,582 and $11,498, respectively. To date, the Company has received or invoiced $57,243 for upfront license, sponsored research and expense reimbursement under the Pfizer agreement. As of September 30, 2007, there is $19,512 of deferred revenue that will be recognized over the remaining 15 months of the performance period.

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

Government Contracts and Grants

U.S. National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health

The Company has a $6,250 grant with the NIAID to perform research and preclinical development in the area of pulmonary innate immune activation for bio-terror defense. NIAID has approved the Company’s request to extend the expiration of the grant one year until February 2008. The Company has recognized revenues under this grant of $106 and $73 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company has recognized revenue under this grant of $328 and $648, respectively.

In 2004, the Company was awarded a $16,902 five-year contract from the NIAID to perform research in the area of innate immune receptors and vaccine adjuvant discovery for defense against bio-terror agents. The Company recognized revenues under this contract of $851 and $627 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized revenue under this contract of $2,895 and $1,971, respectively.

Funding of the above mentioned government contracts and grants beyond the U.S. government’s current fiscal year is subject to Congressional appropriations.

Technology In-Licenses

Ottawa Health Research Institute

The Company has an exclusive worldwide license agreement with the OHRI to develop and commercialize products using technology developed by OHRI in vaccines. In conjunction with an amendment to this license in 2001, the Company issued OHRI 8,734 shares of its common stock. The agreement requires royalty payments on the sale of products covered by the licensed technology. The Company has the right to grant sublicenses to third parties and is required to pay OHRI part of any sublicense proceeds received.

During the nine months ended September 30, 2007, the Company paid OHRI $300 for royalties related to the $5,000 license payment received from Dynavax, the $4,000 license payment received from Merck and the $1,000 milestone payment received from GlaxoSmithKline. The payments to OHRI are expensed to match the recognition of revenue for the license and milestone payments described above.

University of Iowa Research Foundation

The Company has an exclusive worldwide license agreement with the UIRF to develop and commercialize products covered by certain technology patented by UIRF. This technology was developed by the Company’s scientific co-founder, while he was at the University of Iowa, among others. The agreement requires minimum annual license maintenance fees of $150 beginning in 2003. The Company is obligated to pay UIRF royalty payments on net sales of its products incorporating the licensed technology. The Company has the right to grant sublicenses to third parties and is required to pay UIRF a royalty on any sublicense proceeds received.

During the nine months ended September 30, 2007, the Company paid UIRF $1,300 for royalties related to the $5,000 license payment received from Dynavax, the $4,000 license payment received from Merck and the $1,000 milestone payment received from GlaxoSmithKline. The payments to UIRF are expensed to match the recognition of revenue for the license and milestone payments described above.

5. Suspension of ACTILON Clinical Development

In January 2007, the Company suspended its independent development of ACTILON, the Company’s product candidate for the treatment of Hepatitis C virus (HCV) infection. In accordance with this program decision, the Company reduced its headcount by approximately 22 percent, or 32 employees. Under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company has recognized $1,176 of expense related to the severance and outplacement support offered to employees affected by this program decision. For the nine months ended September 30, 2007, $767 was recorded as research and development expense and $409 as general and administrative expense. As of September 30, 2007, the Company has paid $1,071 and has $105 accrued for severance expenses, which are expected to be fully paid by December 2007.

In addition, the Company has recognized $289 of non-cash stock compensation expense for the re-measurement of stock options related to the modification of options that was undertaken for three employees impacted by this program decision in compliance with their severance agreements. For stock options accounted for under APB No. 25, $564 of deferred compensation was reclassified against additional paid-in-capital to account for the terminations. Refer to Note 2 in the Company’s unaudited financial statements accompanying this Report for further discussion on stock compensation expense.

6. Abandoned Lease Facility

In June 2007, the Company abandoned a lease for office and laboratory space in Langenfeld, Germany in order to move into a larger location in Dusseldorf, Germany that would accommodate the Company’s research and development requirements. In the second quarter of 2007, the Company entered into a sublease agreement for the space covering approximately 60% of its costs through 2010, the date at which the Company’s lease obligations cease. The Company accounts for abandoned lease facilities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. A facility is considered abandoned on the date that the Company ceases to use it. On this date, the Company records expense for the present value of the total remaining costs for the abandoned facility reduced by any actual or probable sublease income. In June 2007, the Company recorded an accrual for the abandoned facility, reduced by the sublease income, of €202, of which €171 ($242 as of September 30, 2007) remains as of September 30, 2007. There is $81 classified as a short term obligation and $161 as a long term obligation in the condensed consolidated balance sheet at September 30, 2007. The Company also disposed of fully depreciated assets of €304 ($429 as of September 30, 2007) and also recognized €93 ($128 as of September 30, 2007) of loss related to disposals of leasehold improvements, furniture, and lab equipment in the abandoned lease facility. We do not expect any future charges related to this abandonment.

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

The Company has an uncertain tax position of approximately $5,000 which did not change significantly during the three and nine months ended September 30, 2007. The uncertain tax position results in a decrease of the Company’s net operating loss deferred tax asset, which is offset by a valuation allowance. Accordingly, there was no impact on the Company’s consolidated financial position, results of operations and cash flows as a result of the adoption of FIN 48.

Interest and penalties related to income taxes will be recorded as a component of the tax provision. As of September 30, 2007, we have not accrued any amounts for interest or penalties.

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

8. Subsequent Event – Stockholder Rights Plan

On October 5, 2007, the Board of Directors adopted a Stockholder Rights Plan that was designed to protect the Company’s stockholders against abusive or coercive takeover tactics in the context of an unsolicited offer or takeover attempt. Under the plan, the Board of Directors declared a dividend of one preferred stock purchase right (“a Right”) for each outstanding share of common stock held by stockholders of record on October 15, 2007. Each Right may be exercised, under certain circumstances, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at an exercise price of $25.00, subject to adjustment. The Rights may be exercised ten days after a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the Company’s common stock, or ten days after the commencement of a tender or exchange offer for the Company’s common stock that would result in the acquisition of 15 percent or more of common stock, except pursuant to an offer for all outstanding shares of common stock which the Board of Directors determines to be fair to, and otherwise in the best interests of, the Company and its stockholders. Upon exercise of the Right, each holder will receive the number of shares of common stock which equals the exercise price of the Right divided by one-half of the current market price of the common stock. The Rights will expire on October 5, 2017, unless redeemed or exchanged earlier by the Company. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to the acquisition of 15 percent or more of the common stock.

9. Subsequent Event – GlaxoSmithKline Milestone

In October 2007, GlaxoSmithKline initiated a Phase III trial with VaxImmune as part of GlaxoSmithKline’s MAGE-A3 cancer immunotherapeutic in patients with early stage, completely resected NSCLC under the Company’s non-exclusive license agreement with GlaxoSmithKline to develop and commercialize vaccines for cancer. Refer to Note 4 in the Company’s unaudited financial statements accompanying this Report for further discussion of the collaboration agreement with GlaxoSmithKline. The initiation of the trial triggered a $3,000 milestone payment that was received from GlaxoSmithKline on October 25, 2007. The milestone payment will be recognized over 20 years, the expected period of the Company’s performance obligations, using the retrospective approach and accordingly, the Company will recognize $775 of revenue in the fourth quarter of 2007 in connection with this milestone payment.

10. Recent Accounting Pronouncements

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. The consensus requires that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into after January 1, 2008. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is in the process of evaluating whether EITF 07-3 will have a material effect on its financial position or results of operations.

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

Overview

We are a biopharmaceutical company focused on discovering and developing TLR Therapeutics™, a novel class of drug candidates, for several disease indications including cancers, asthma and allergic disorders, and to enhance the effectiveness of vaccines. We began operations in 1998. We and our collaborators currently have three drug candidates in clinical trials, all of which agonize, or stimulate, one specific Toll-like receptor (“TLR”), TLR9.

Our most advanced clinical compound is VaxImmune™, our proprietary vaccine adjuvant. In October 2007, GlaxoSmithKline (“GSK”) initiated a Phase III clinical trial with VaxImmune as part of GSK’s MAGE-A3 cancer immunotherapeutic in patients with early stage, completely resected non-small cell lung cancer or NSCLC (stage IB, II or IIIA NSCLC). The randomized, double-blind, and placebo-controlled MAGRIT trial (MAGE-A3 as Adjuvant NSCLC Immunotherapy) is expected to enroll approximately 2,270 patients with stage IB, II or IIIA resectable NSCLC. The primary endpoint of the trial is disease-free survival.

We have an exclusive license with Pfizer Inc. (“Pfizer”) for the development and commercialization of our lead TLR9 agonist compound in cancer, PF-3512676. In June 2007, we announced that Pfizer discontinued its development program in advanced lung cancer with PF-3512676 in combination with cytotoxic chemotherapy. This included two Phase III clinical trials and two Phase II clinical trials.

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

Pfizer continues to investigate PF-3512676 as a potential treatment for lung and other cancers with two ongoing clinical trials. These two trials include a Phase II clinical trial evaluating PF-3512676 in combination with Tarceva® as a potential treatment for refractory NSCLC, as well as a Phase I clinical trial evaluating PF-3512676 combined with Pfizer’s anti-CTLA-4 (cytotoxicT lymphocyte antigen-4) targeted monoclonal antibody in patients with advanced malignant melanoma. Pfizer is currently planning additional clinical trials with PF-3512676 to evaluate its safety and potential efficacy in other cancer indications.

We have a collaboration with sanofi-aventis in the area of asthma and allergic disorders. We also have license agreements with various vaccine developers in addition to GSK, including Merck & Co., Inc. (“Merck”) and Novartis AG, to improve the performance and efficacy of their vaccines with VaxImmune.

In June 2007, we entered into an agreement with 3M Company (“3M”) to acquire the majority of their therapeutic Toll-like receptor cancer programs. 3M will receive guaranteed cash payments totaling $20.0 million over a three-year period, including $5.0 million which we paid them in June 2007. The acquisition includes a pipeline of clinical and preclinical small molecule candidates targeting TLR7 and TLR8, as well as an intellectual property estate of more than two hundred issued and several hundred pending patents.

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

In accordance with the decision to suspend our independent development of ACTILON, we reduced our headcount, predominately in the area of clinical development staff, by approximately 22 percent, or 32 employees. This reduction was completed in the second quarter of 2007. At September 30, 2007, we had 116 full time employees. As a result of this reduction in headcount and based upon our current operating plan, we anticipate achieving approximately $3.0 million in cost savings in 2007.

For the nine months ended September 30, 2007, we have recognized $1.2 million of expense related to the severance and outplacement support offered to employees affected by this program decision and have $0.1 million accrued for severance expenses, which are expected to be fully paid by December 2007. In addition, we have recognized $0.3 million of non-cash stock compensation expense for the re-measurement of stock options related to the modification of options that was undertaken for three employees impacted by this program decision in compliance with their severance agreements.

As a result of our decision to suspend our independent development of ACTILON, we will focus our resources towards discovering and developing new TLR Therapeutics, including other synthetic agonists and antagonists targeting TLRs 7, 8 and 9, as well as synthetic RNA-based drugs designed to stimulate TLRs 7 and 8. This change will result in a shift in the components of our research and development spending in 2007 compared to 2006. Based on our current operating plan, we expect spending in discovery research and preclinical expense to increase by approximately $4.0 million in 2007 from 2006 and spending in clinical trials and drug development to decrease by approximately $8.5 million in 2007 from 2006. Overall spending in research and development is expected to decrease by approximately $4.0 million in 2007 from 2006 to approximately $37.0 million. At this time, we do not anticipate that the acquisition of the cancer program from 3M will have a material impact on our 2007 research and development spending.

Since our inception, we have generated significant losses while we or our collaborators have advanced our products into clinical trials. As of September 30, 2007, we had accumulated a deficit of $246.0 million.

United States Government Contracts and Grants

As of September 30, 2007, gross proceeds of $8.0 million remain to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as potential reimbursement for our employees’ time and benefits and other expenses related to performance under the various contracts. Funding of these government contracts and grants beyond the United States government’s current fiscal year is subject to annual Congressional appropriations.

The status of our United States government contracts and grants, in millions, is as follows:

Program Title	Agency		Program Total	Total Received Through September 30, 2007	Remaining Amounts to be Received as of September 30, 2007	Contract/ Grant Expiration
Pulmonary Innate Immune Activation for Bio-terror Defense	NIAID	(1)	$6.3	$6.3	$—	2008
Innate Immune Receptors and Adjuvant Discovery	NIAID	(1)	16.9	8.9	8.0	2009

Total			$23.2	$15.2	$8.0

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

Our significant accounting policies are described in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 and in Note 1 to our unaudited financial statements accompanying this Report. However, we believe that the following critical accounting policy related to income taxes, which we adopted in the first quarter of 2007, is important to understanding and evaluating our reported financial results.

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

We have an uncertain tax position of approximately $5.0 million which did not change significantly during the three and nine months ended September 30, 2007. The uncertain tax position results in a decrease of our net operating loss deferred tax asset, which is offset by a valuation allowance. Accordingly, there was no impact on our consolidated financial position, results of operations and cash flows as a result of the adoption of FIN 48.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue: Revenue of $5.1 million was substantially unchanged in the three months ended September 30, 2007 as compared to the same period in 2006.

	Three months ended September 30,		Increase/ (Decrease)
Revenue	2007	2006
	(in thousands)
Collaborator:
License fees recognized over performance period	$3,605	$3,601	$4
Milestones recognized over performance period	25	—	25
Cost reimbursement and other	525	786	(261)

Total collaborator revenue	4,155	4,387	(232)
Government	957	701	256

Total revenue	$5,112	$5,088	$24

Collaborator revenue decreased $0.2 million in the three months ended September 30, 2007 compared to the same period in 2006. This decrease was primarily due to a reduction in reimbursement expenses from Pfizer for development services incurred on their behalf under our license agreement with them.

Government revenue increased by $0.3 million in the three months ended September 30, 2007 compared to the same period in 2006. This increase was due primarily to higher expenses relating to our Innate Immune Receptors and Adjuvant Discovery contract with NIAID.

Research and development expenses: Research and development expenses decreased by $2.3 million to $8.6 million in the three months ended September 30, 2007 from $11.0 million in the same period in 2006, a decrease of 21%.

	Three months ended September 30,		Increase/
Research and Development Expenses	2007	2006	(Decrease)
	(in thousands)
Discovery research and preclinical expense	$5,021	$4,268	$753
Clinical trials and drug development expense	1,713	5,153	(3,440)
Government program expense	765	554	211
Stock-based compensation expense	672	627	45
Depreciation and amortization expense	462	364	98

Total research and development expenses	$8,633	$10,966	$(2,333)

Discovery research and preclinical expense increased by $0.8 million in the three months ended September 30, 2007 as compared to the same period in 2006. This increase was primarily due to higher patent related legal costs of $0.8 million, $0.4 million for patent maintenance costs for the recently acquired 3M portfolio and $0.2 million of higher compensation costs mainly due to severance. These increases were partially offset by a decrease in toxicology expenses of $0.6 million for our early preclinical programs. Discovery research and preclinical expense includes basic research, chemical development, pharmacology, product development and patent related legal costs related to our internal research programs.

Clinical trials and drug development expense decreased by $3.4 million in the three months ended September 30, 2007 as compared to the same period in 2006. This decrease was comprised of a $1.4 million decrease in internal expenses and a $2.0 million decrease in external expenses. Our internal resources, employees and infrastructure are not directly tied to any individual project. Only external costs are tracked by product candidate. External expenses by product candidate are as follows:

	Three months ended September 30,		Increase/
	2007	2006	(Decrease)
	(in thousands)
Internal expenses (non-program specific)	$1,538	$2,960	$(1,422)
External expenses:
PF-3512676	—	127	(127)
ACTILON	175	2,066	(1,891)

Total external expenses	175	2,193	(2,018)

Total clinical trial and drug development expense	$1,713	$5,153	$(3,440)

The $1.4 million decrease in internal expenses in the three months ended September 30, 2007 was due primarily to the reduction in drug development staff resulting from the suspension of our ACTILON development program.

There were no external expenses for our PF-3512676 program in the three months ended September 30, 2007, a decrease of $0.1 million over the same period in 2006. This decrease was due to the completion of our Phase II clinical trials in NSCLC and advanced melanoma.

External expenses for our ACTILON program were $0.2 million for the three months ended September 30, 2007, a decrease of $1.9 million over the same period in 2006. This decrease was due primarily to $1.0 million in lower manufacturing expenses and $0.7 million in lower clinical trial expenses resulting from our decision to suspend further development of ACTILON. The expenses that were incurred in the three months ended September 30, 2007 consist primarily of finalizing reports and documentation for toxicology studies and clinical trials.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our clinical immunology laboratory.

Government program expense increased by $0.2 million to $0.8 million in the three months ended September 30, 2007 compared to the same period in 2006 due primarily to higher expenses relating to our Innate Immune Receptors and Adjuvant Discovery contract with NIAID. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

Stock compensation expense of $0.7 million was substantially unchanged as compared to the same period in 2006.

Depreciation and amortization expense for laboratory equipment and leasehold improvements at our research facilities increased $0.1 million to $0.5 million in the three months ended September 30, 2007 as compared to the same period in 2006. The increase was due to additional depreciation for assets in our new research and development facility in Dusseldorf, Germany.

General and administrative expenses: General and administrative expenses decreased by $0.6 million to $2.8 million in the three months ended September 30, 2007 from $3.4 million in the same period in 2006, a decrease of 18%.

	Three months ended September 30,		Increase/
General and Administrative Expenses	2007	2006	(Decrease)
	(in thousands)
Compensation and personnel related expense	$1,057	$1,260	$(203)
Professional services	589	1,136	(547)
Insurance	208	190	18
Facility costs	123	75	48
Stock-based compensation expense	800	731	69
Depreciation and amortization expense	22	21	1

Total general and administrative expenses	$2,799	$3,413	$(614)

The $0.6 million decrease in general and administrative expenses in the three months ended September 30, 2007 compared to the same period in 2006 was primarily attributed to a $0.5 million decrease in professional expenses due to a reduction in external consulting services. Compensation expenses decreased $0.2 million due to a reduction in staff resulting from the suspension of our ACTILON development program.

Royalty expense: Royalty expense results from the amortization of royalties paid to the UIRF and the OHRI related to revenues from collaboration agreements. Royalty expense of $0.5 million was substantially unchanged as compared to the same period in 2006.

Other income: Interest income decreased by $0.3 million to $1.2 million in the three months ended September 30, 2007 compared to the same period in 2006, reflecting lower average cash and investment balances. Interest expense increased $0.5 million to $0.6 million in the three months ended September 30, 2007 compared to the same period in 2006 due to interest accreted on the present value of the purchase price to acquire the majority of 3M’s therapeutic Toll-like receptor cancer programs.

Net loss: For the reasons stated above, net loss decreased by $2.1 million to $6.4 million in the three months ended September 30, 2007 from a net loss of $8.5 million in the same period in 2006.

Nine Months Ended September 30, 2007 and 2006

Revenue: Revenue increased by $11.0 million to $26.0 million in the nine months ended September 30, 2007 from $15.0 million in the same period in 2006, an increase of 73%.

	Nine months ended September 30,
Revenue	2007	2006	Increase
	(in thousands)
Collaborator:
License fees recognized over performance period	$10,815	$10,805	$10
License fees recognized when earned	9,000	100	8,900
Milestones recognized over performance period	492	—	492
Cost reimbursement and other	2,462	1,490	972

Total collaborator revenue	22,769	12,395	10,374
Government	3,223	2,619	604

Total revenue	$25,992	$15,014	$10,978

Collaborator revenue increased by $10.4 million in the nine months ended September 30, 2007 compared to the same period in 2006. This increase was primarily due to an increase in license fees resulting from a $5.0 million license fee from Dynavax Technologies Corporation (“Dynavax”) and a $4.0 million license fee from Merck recognized in the second quarter of 2007 due to the absence of future obligations required to be performed by us. Revenue earned from cost reimbursement increased by $1.0 million due to an increase of reimbursable expenses from Pfizer for development services incurred on their behalf under our license agreement with them. Milestone revenue increased by $0.5 million due to a milestone payment received in the second quarter of 2007 from GSK which is recognized over our performance period. The milestone became due under the terms of the collaboration when GSK finalized its plan to initiate a Phase III trial including VaxImmune.

Government revenue increased by $0.6 million in the nine months ended September 30, 2007 compared to the same period in 2006. This increase was due primarily to a $0.9 million increase in expenses relating to our Innate Immune Receptors and Adjuvant Discovery contract with NIAID offset by a $0.3 million decrease in our Pulmonary Innate Immune Activation for Bio-Terror Defense grant with NIAID which ends in February 2008.

Research and development expenses: Research and development expenses decreased by $5.3 million to $27.4 million in the nine months ended September 30, 2007 from $32.7 million in the same period in 2006, a decrease of 16%.

	Nine months ended September 30,		Increase/
Research and Development Expenses	2007	2006	(Decrease)
	(in thousands)
Discovery research and preclinical expense	$15,100	$12,875	$2,225
Clinical trials and drug development expense	6,200	14,629	(8,429)
Government program expense	2,687	2,223	464
Stock-based compensation expense	2,170	1,880	290
Depreciation and amortization expense	1,215	1,078	137

Total research and development expenses	$27,372	$32,685	$(5,313)

Discovery research and preclinical expense increased by $2.2 million in the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily a result of $1.2 million in higher patent costs mainly related to a patent interference proceeding with a competitor at the United States Patent and Trademark Office and $0.5 million for patent maintenance costs for the recently acquired 3M portfolio. During the nine months ended September 30, 2007, the U.S. dollar depreciated against the Euro by 7% and the Canadian dollar by 16%, which resulted in a $0.7 million increase in expenses when our foreign subsidiary results were translated from the local currency into U.S. dollars. In addition, we incurred $0.5 million in higher lab expenses and $0.3 million in higher compensation expenses mainly due to severance. The remaining increase was due to $0.4 million in costs associated with our abandoned lease and asset disposal at our former research and development facility in Langenfeld, Germany. These increases were partially offset by a decrease of $1.5 million for expenses related to our lead preclinical program. Discovery research and preclinical expense includes basic research, chemical development, pharmacology, product development and patent related legal costs related to our internal research programs.

Clinical trials and drug development expense decreased by $8.4 million in the nine months ended September 30, 2007 as compared to the same period in 2006. This decrease was comprised of a $2.9 million decrease in internal expenses and a $5.6 million decrease in external expenses. Our internal resources, employees and infrastructure are not directly tied to any individual project. Only external costs are tracked by product candidate. External expenses by product candidate are as follows:

	Nine months ended September 30,		Increase/
	2007	2006	(Decrease)
	(in thousands)
Internal expenses (non-program specific)	$5,712	$8,566	$(2,854)
External expenses:
PF-3512676	2	291	(289)
ACTILON	486	5,772	(5,286)

Total external expenses	488	6,063	(5,575)

Total clinical trial and drug development expense	$6,200	$14,629	$(8,429)

The $2.9 million decrease in internal expenses in the nine months ended September 30, 2007 was due primarily to the reduction in drug development staff resulting from the suspension of our ACTILON development program.

External expenses for our PF-3512676 program decreased by $0.3 million in the nine months ended September 30, 2007 over the same period in 2006. This decrease was due to the completion of our Phase II clinical trials in NSCLC and advanced melanoma.

External expenses for our ACTILON program were $0.5 million for the nine months ended September 30, 2007, a decrease of $5.3 million over the same period in 2006. This decrease was due primarily to $2.4 million in lower manufacturing expenses, $1.7 million in lower clinical trial expenses and $0.7 million in lower toxicology expenses resulting from our decision to suspend further development of ACTILON. We also received a $0.3 million refund in 2007 from one of our manufacturing partners for a down payment on a production run of ACTILON material that we suspended in 2006, as our partner was able to re-use the start up material originally intended for ACTILON.

Clinical trials and drug development expense includes external costs of manufacturing TLR Therapeutics and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, quality assurance, pharmaceutical development and operating our clinical immunology laboratory.

Government program expense increased by $0.5 million to $2.7 million in the nine months ended September 30, 2007 compared to the same period in 2006 due primarily to higher expenses relating to our Innate Immune Receptors and Adjuvant Discovery contract with NIAID. Government program expense includes amounts incurred for our labor, external consulting and manufacturing costs, as well as sub-contractor costs attributable to our government contracts and grants.

Stock compensation expense increased $0.3 million to $2.2 million for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in stock compensation expense was due primarily to $0.6 million in expense related to stock options granted to research and development employees in the first quarter of 2007 offset by a $0.3 reduction in amortization of deferred compensation relating to stock awards issued to employees prior to April 20, 2005 (the date the Company filed its initial Registration Statement on form S-1 with the SEC).

Depreciation and amortization expense for laboratory equipment and leasehold improvements at our research facilities increased $0.1 million to $1.2 million in the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was due to additional depreciation for assets in the new research and development facility in Dusseldorf, Germany.

Purchased technology: In June 2007, we entered into an agreement with 3M to acquire the majority of 3M’s therapeutic Toll-like receptor cancer programs. The asset acquisition included a pipeline of clinical and preclinical small molecule candidates targeting TLR7 and TLR8, as well as an intellectual property estate of more than two hundred issued and several hundred pending patents and a library in excess of ten thousand small molecule compounds that stimulate TLR7 and TLR8. In the nine months ended September 30, 2007, we recorded a $16.8 million expense for the assets purchased from 3M. The $16.8 million charge represents the present value of the $20.0 million purchase price.

General and administrative expenses: General and administrative expenses increased by $0.2 million to $9.6 million in the nine months ended September 30, 2007 from $9.4 million in the same period in 2006, an increase of 2%.

	Nine months ended September 30,		Increase/
General and Administrative Expenses	2007	2006	(Decrease)
	(in thousands)
Compensation and personnel related expense	$4,231	$3,952	$279
Professional services	1,832	2,466	(634)
Insurance	623	586	37
Facility costs	281	215	66
Stock-based compensation expense	2,581	2,102	479
Depreciation and amortization expense	66	64	2

Total general and administrative expenses	$9,614	$9,385	$229

The $0.2 million increase in general and administrative expenses in the nine months ended September 30, 2007 was primarily attributed to a $0.5 million increase in stock compensation expense and a $0.3 million increase in compensation expense, primarily severance, offset by a decrease of $0.6 million in professional services due to a reduction in external consulting services. The increase in stock compensation expense was mainly due to $0.4 million for stock options granted to general and administrative employees in the first quarter of 2007 and $0.2 million for the re-measurement of stock options related to the modification of options that was undertaken for two employees impacted by the decision to suspend further development of ACTILON.

Royalty expense: Royalty expense results from the amortization of royalties paid to the UIRF and the OHRI related to revenues from collaboration agreements. Royalty expense increased by $1.4 million to $3.0 million in the nine months ended September 30, 2007 from $1.6 million in the same period in 2006. This increase resulted primarily from royalties paid to the UIRF and OHRI that were related to the $4.0 million license payment received from Merck and the $5.0 million license payment received from Dynavax in the second quarter of 2007.

Other income: Interest income decreased by $0.8 million to $3.6 million in the nine months ended September 30, 2007 compared to the same period in 2006, reflecting lower average cash and investment balances. Interest expense increased $0.5 million to $0.7 million in the nine months ended September 30, 2007 compared to the same period in 2006 due to interest accreted on the present value of the purchase price to acquire the majority of 3M’s therapeutic Toll-like receptor cancer programs.

Net loss: For the reasons stated above, net loss increased by $3.6 million to $28.2 million in the nine months ended September 30, 2007 from a net loss of $24.6 million in the same period in 2006.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 1998, we have funded our operations primarily through:

•	proceeds of $145.6 million from private placements of preferred stock and warrants;

•	proceeds of $110.8 million from our initial public offering and concurrent private placement of common stock to Pfizer;

•	cash receipts of $104.0 million from our commercial collaborations;

•	cash receipts of $26.9 million from United States government contracts and grants;

•	$7.2 million borrowed for leasehold improvements and equipment financing under a capital lease facility; and

•	$2.1 million in debt to fund our initial research and development activities.

Included in the amounts above is $67.2 million from Pfizer that we have received in upfront license fees, sales of common stock, sponsored research fees and expense reimbursements.

At September 30, 2007, we had unrestricted cash, cash equivalents and marketable securities of $87.8 million, compared to $107.0 million as of December 31, 2006.

We invest in cash equivalents, U.S. government obligations, high-grade municipal notes, and auction rate securities. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income.

	Nine Months Ended September 30,		Increase/ (Decrease)
Summary Cash Flow Information	2007	2006	2007 vs. 2006
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,409)	$(28,335)	$14,926
Investing activities	30,108	2,452	27,656
Financing activities	76	(133)	209
Exchange rate effect on cash and cash equivalents	705	442	263

Net increase (decrease) in cash and cash equivalents	17,480	(25,574)	43,054

Cash and cash equivalents at September 30	69,985	60,337	9,648
Marketable securities at September 30	17,794	53,571	(35,777)

Cash, cash equivalents and marketable securities at September 30	$87,779	$113,908	$(26,129)

Nine months ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, net cash used in operating activities decreased by $14.9 million to $13.4 million as compared to the same period in 2006 due primarily to a $10.0 million increase in cash received from collaborators and $3.7 million in lower operating expenses, excluding the charge for purchased technology.

Net cash provided by investing activities increased by $27.7 million to $30.1 million in the nine months ended September 30, 2007 as compared to the same period in 2006 due primarily to an increase in net maturities of marketable securities used to fund operations and to fund the payment of $5.0 million to 3M for the acquisition of 3M’s therapeutic Toll-like receptor cancer programs.

Net cash provided by financing activities increased by $0.2 million in the nine months ended September 30, 2007 as compared to the same period in 2006 due primarily to a reduction in payments made on capital leases, as our lease agreement with GE Capital expired in 2006.

Our foreign currency cash balances at our subsidiary in Germany expose us to fluctuations in currency exchange rates. During the nine months ended September 30, 2007, the U.S. dollar depreciated approximately 7% against the Euro, which resulted in a $0.4 million favorable translation adjustment when converting our Euro cash balances to U.S. dollars for financial reporting purposes.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of September 30, 2007:

	Cash Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating leases	5,385	1,832	2,327	1,122	104
Capital leases	385	203	182	—	—
Note payable	3,439	3,439	—	—	—
Payable to 3M	15,000	5,000	10,000	—	—
In-licensed technology	750	150	300	300	*
Other liabilities	583	—	—	—	583

	$25,542	$10,624	$12,809	$1,422	$687

*	Minimum annual license fees of $0.2 million are required through the date of the last patent expiration. As a result of pending patent applications, we are currently unable to determine the length of this period.

Operating Leases

Our commitments under operating leases shown above consist of payments relating to our real estate lease in Wellesley, Massachusetts, expiring in 2008, our lease in Ottawa, Canada, expiring in 2012, our lease in Langenfeld, Germany, expiring in 2010, and our lease in Düsseldorf, Germany, expiring in 2010. In June 2007, we abandoned our lease for office and laboratory space in Langenfeld, Germany in order to move into a larger location in Dusseldorf, Germany that would accommodate our research and development requirements. We have entered into a sublease agreement for the space covering approximately 60% of our costs through 2010, the date at which our lease obligations cease. As of September 30, 2007, we have accrued €0.2 million ($0.2 million as of September 30, 2007) for the abandoned facility, reduced by the sublease income. We do not expect any future charges related to this abandonment.

Capital Leases

In August 2006, we entered into a €0.3 million ($0.5 million at September 30, 2007) capital lease agreement for the purchase of a piece of laboratory equipment. The lease extends for a period of 36 months with an annual interest rate of 7.33%. As of September 30, 2007, we have principal and interest obligations of €0.2 million ($0.3 million at September 30, 2007) remaining.

Note Payable

In 1998, our foreign subsidiary, Coley Pharmaceutical GmbH (Coley GmbH), obtained a research and development loan from Technologie-Beteiligungs-Gesellschaft (Tbg). The loan of €1.5 million ($2.2 million at September 30, 2007) was to fund the early research and development of our product candidates. The loan bears interest at 6% annually, with principal payable by December 31, 2007 and interest payable semi-annually on March 31 and September 30. An additional fee of 6% annually of the loan principal is payable when the loan is due. We and Tbg revised the payment terms of this additional fee during 2006, delaying the payments of $1.2 million due in 2007 until March and June of 2008.

Payable to 3M

In June 2007, we entered into an agreement with 3M to acquire the majority of their therapeutic Toll-like receptor cancer programs. The acquisition included a pipeline of clinical and preclinical small molecule candidates targeting TLR7 and TLR8, as well as an intellectual property estate of more than two hundred issued and several hundred pending patents and a library in excess of ten thousand small molecule compounds that stimulate TLR7 and TLR8. Under the terms of the agreement, 3M will receive guaranteed cash payments totaling $20.0 million over a three year period, including a payment of $5.0 million made in June 2007.

In-Licensed Technology

We have also entered into technology in-license agreements with UIRF and OHRI that require us to pay annual license maintenance fees and royalty payments based on license fees, milestones and product royalties received by us from third parties, as well as on products that are sold by us.

Income Taxes

No payments related to uncertain tax positions are expected to be made in the next twelve months.

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

•	our ability to maintain collaborative arrangements and obtain milestone, royalties and other payments from our collaborators.

All of our drug candidates are currently in preclinical or clinical development. To commercialize our drug candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain required regulatory approvals.

Based on our current operating plan, we believe that our cash and cash equivalent balance at September 30, 2007 will be sufficient to finance our working capital and capital requirements for approximately 2.5 years. Changes in our research and development plans or other changes affecting our operating expenses may affect our cash burn and existing cash resources. We expect our sources of funding for the next several years to include potential milestone payments relating to VaxImmune, sanofi-aventis’ drug candidates and Pfizer, proceeds from our government programs and other collaborative license agreements we may enter into. In addition, we may incur expenses from time to time in connection with any acquisitions or other in-licenses of technology or other assets.

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

Recent Accounting Pronouncements

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. The consensus requires that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into after January 1, 2008. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating whether EITF 07-3 will have a material effect on our financial position or results of operations.

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

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that have occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

Although it has not indicated its intention to do so, Pfizer has the right to terminate our collaboration relationship without cause upon not less than 120 days’ prior written notice. Either party may terminate the collaboration pursuant to an uncured material default, as defined in the license agreement. Any loss of Pfizer as a collaborator in the development or commercialization of PF-3512676, and any dispute over the terms of, or decisions regarding, the collaboration or other adverse developments in our relationship with Pfizer would materially harm our business and may accelerate our need for additional capital, impose significant additional costs on us, diminish any competitive advantages that we or Pfizer might otherwise have attained, and limit our ability to receive milestone payments or royalties and generate revenue and profits which could result in our inability to fund any of our other development programs including the TLR Therapeutic candidates acquired from 3M.

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

Our stockholder rights plan may prevent an acquisition of us or may make an acquisition of us more complicated or uneconomical.

On October 5, 2007, our Board of Directors adopted our stockholder rights plan. Under the plan, we declared a dividend distribution of one “Right” for each outstanding share of our common stock to stockholders of record at the close of business on October 15, 2007. Since that time, we have issued one Right with each newly issued share of common stock. Each Right, when exercisable, entitles the holder to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $25.00. In general, under the plan, if a person or affiliated group acquires beneficial ownership of 15% or more of our shares of common stock, then each Right (other than those held by such acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the underlying purchase price of the Right. In addition, if following the announcement of the existence of an acquiring person or affiliated group we are involved in a business combination or sale of 50% or more of our assets or earning power, each Right (other than those held by the acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the underlying purchase price of the Right. The Board of Directors also has the right, after an acquiring person or affiliated group is identified, to cause each Right to be exchanged for common stock or substitute consideration. We may redeem the Rights at a price of $0.01 per Right prior to the identification of an acquiring person or affiliated group. The Rights expire on October 5, 2017.

We also may be subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our Board of Directors. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders. In any event, these provisions may delay or prevent a third party from acquiring us or make it uneconomical for a third party to acquire us. Any such delay or prevention could cause the market price of our common stock to decline.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter covered by this Quarterly Report.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

4.1	Shareholder Rights Plan dated October 5, 2007 (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K filed October 9, 2007)

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEY PHARMACEUTICAL GROUP, INC.

November 2, 2007	/S/ ROBERT L. BRATZLER, PH.D.
Robert L. Bratzler, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2007	/S/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

COLEY PHARMACEUTICAL GROUP, INC.

EXHIBIT INDEX

3.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

4.1	Shareholder Rights Plan dated October 5, 2007 (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K filed October 9, 2007)

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Coley Pharmaceutical Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.